Form 10KSB
period 1998-12-31
CLASSICS INTERNATIONAL ENTERTAINMENT INC
filed 1999-11-04
CIK 894789

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

(Mark One)

 +---+    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 | X |    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

 +---+

FOR THE FISCAL YEAR ENDED        DECEMBER 31, 1998

 +---+
 |   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 +---+    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ________________

                           Commission File No. 0-20190

                   CLASSICS INTERNATIONAL ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                               36-3859518
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

                  919 North Michigan Avenue, Chicago, IL, 60611
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 664-7852

       ------------------------------------------------------------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:

                            Name of each exchange on

         TITLE OF EACH CLASS                           WHICH REGISTERED

           NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE

                  Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                  The Issuer's revenues for its most recent fiscal year ended December 31, 1998 were $0.

                  On October 29, 1999, the aggregate market value of the voting stock of Classics International Entertainment, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant was approximately $9,104,500 (includes all shares) based on the average closing bid and asked prices for such Common Stock on said date as reported by NASDAQ.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  On October 29, 1999, there were 17,378,916 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           --------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Classics International Entertainment, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 20, 1992. The Company had four subsidiaries: Moondog's, Inc., which on August 5, 1997, filed for protection under Chapter 7 of the Bankruptcy laws; Dream Factory, Inc., which on May 2, 1996, filed for protection under Chapter 7 of the Bankruptcy Laws; First Classics, Inc., the holder of a license for the exclusive use of the Classics Illustrated copyrights, trade names and other intangibles, excluding non-print media rights; and Classics Media Group, Inc., the exclusive licensee of the Classics Illustrated properties for non-print media purposes. The Dream Factory, Inc. and Moondog's, Inc. Bankruptcy cases were brought to closure in September, 1996 and January, 1998, respectively.

GENERAL BUSINESS DEVELOPMENTS DURING LAST FISCAL YEAR

         The company essentially has been a non-operating entity since it discontinued its operations at the end of 1996.

FIRST CLASSICS

         First Classics acquired the exclusive license for the use and republication of the original library of 169 Classics Illustrated graphic novels and 76 Classics Illustrated Juniors graphic novels in 1988. First Classics also has the exclusive rights to create new versions of Classics Illustrated and Classics Illustrated Juniors publications. A graphic novel combines storytelling in a format which is more complex than that found in comic books and is accompanied by sophisticated art work in the style of a comic strip. Graphic novels contain a single continuous story and generally range in length from 48 to 64 pages.

         FRAWLEY LICENSE AGREEMENT

         In December 1988, First Publishing, a former subsidiary of the Company, Classics Media and Berkley Publishing Corporation ("Berkley") (collectively, the "Licensees") entered into an exclusive License Agreement (the "License Agreement") with Frawley Corporation ("Frawley"). In 1989, the rights of First Publishing under the License Agreement were assigned to First Classics, currently a wholly owned subsidiary of the Company. The rights of Berkley under the License Agreement were assigned to First Classics in 1991. The License Agreement gives the Licensee(s) the exclusive and perpetual right to use certain copyrights, trademarks, trade names and other intangible property related to Classics Illustrated and Classics Illustrated Juniors (the "Property") owned by Frawley in exchange for royalty payments ranging from three percent (3%) to ten percent (10%) of the revenues derived from use of the Property by the Licensees. Since the inception of the License Agreement in December 1988, the Licensees have paid royalties to Frawley in excess of $95,000. The License Agreement requires the Licensees to make minimum annual payments of $3,000 in order for the license to remain in full force and effect. The next minimum payment is due in December, 1999.

RECENT DEVELOPMENTS

        The Company announced in September 1999 tht it had entered into a letter of understanding to merge with Zideo.com, Inc. ("Zideo"), a wholly owned subsidiary of DigiByte corporation. Zideo has developed a "player" which plays all forms of digital entertainment media over the Internet. Zideo is also developing a handheld version of the player for use with other forms of entertainment. The merger is subject to various conditions including the negotiation and execution of a definitive agreement and various other compliance and regulatory issues. The Company is also required to settle all outstanding liabilities prior to the merger. Accordingly, there can be no assurance that the Company will complete any transaction with Zideo.

COMPETITION

         There currently is only a minimal market for the Company's products.

EMPLOYEES

         The Company currently has no employees.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's offices are located at 919 North Michigan Avenue, Chicago, IL, 60611

ITEM 3.  LEGAL PROCEEDINGS

     In July, 1994, the Company discharged for cause, four officers of its Dream Factory subsidiary. The officers who were discharged commenced an action against the Company seeking approximately $19,000,000 arising out of the alleged wrongful termination of their employment. The Company subsequently settled the claims of two of these four officers in return for a payment obligation of $600,000, which represented approximately $2,000,000 of the original claim.

         While the Company believes that it has good and sufficient defenses and counter claims in the forgoing legal matter, the Company would be adversely affected to the extent of the damages recovered should the plaintiffs prevail. However, the ultimate outcome of the litigation cannot presently be determined. Accordingly, excepting for having previously recorded the $600,000 settlement, no additional provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         PRINCIPAL MARKET

         Upon the effectiveness of the Company's initial public offering on October 19, 1993, the Company's Common Stock commenced trading in the over-the-counter market and listed on the Small Cap Market of the NASDAQ Stock Market ("NASDAQ") under the symbol "CIEI." Effective June 30, 1996, the company was delisted, and has subsequently traded on the NASDAQ bulletin board. Effective September 20, 1999, the Company was notified by NASDAQ of a potential delisting from the bulletin board due to non-filing of required reports. Since September 23, 1999 the Company's stock has traded under the symbol "CIEIE." The following is the range of high and low bid prices for the Company's stock for the periods indicated below:

COMMON STOCK                        HIGH       LOW

Fiscal Year 1997:

         1st Quarter                .22              .06
         2nd Quarter                .105             .05
         3rd Quarter                .07              .06
         4th Quarter                .08              .04

Fiscal Year 1998:

         1st Quarter                .04              .03
         2nd Quarter                .03              .02
         3rd Quarter                .02              .01
         4th Quarter                .01              .005

Fiscal Year 1999:

         1st Quarter                .29              .005
         2nd Quarter                .235             .16
         3rd Quarter                .71              .07

         The above quotations represent prices between dealers; do not include retail mark-ups, mark-downs, or commissions; and do not necessarily represent actual transactions.

         APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         The approximate number of record holders of the Company's Common Stock is 172. Such number of record owners was determined from the Company's stockholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are more than 2,100 beneficial holders of the Company's Common Stock.

         To date, the Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Future profits, if any, will be used to fund the growth of the business.

         To date, the Company has paid $138,375 of dividends on the Series A preferred stock, however, the amounts which were due for the quarter ended December 31, 1995, and all subsequent amounts have not yet been declared or paid, nor have any amounts to date relating to the Series B and C preferred stock been declared or paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto appearing in this report.

BUSINESS

         Since 1996, the Company has essentially been a non-operating entity with no business activity conducted through its Classics Media Group subsidiary, and only minimal business activity conducted through its First Classics, Inc. subsidiary.

         The value of the Company is driven by its being a pubic "shell," with a substantial tax loss carry-forward, a substantial number of shareholders and in excess of 20 market makers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

LOSS FROM CONTINUING OPERATIONS

         The Company discontinued its operations at the end of 1996 Accordingly, no losses from continuing operations were reportable in the years ended December 31, 1998 and 1997.

LOSS FROM DISCONTINUED OPERATIONS

     The loss from discontinued operations was $21,882 for the year ended December 31, 1998 and $251,197 for the year ended December 31, 1997.

EXTRAORDINARY GAIN - CANCELLATION OF DEBT

         The extraordinary gain resulting from the cancellation of debt was $218,515 for the year ended December 31, 1998 compared to no such gain for the year ended December 31, 1997.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

     Net income applicable to common stock was $32,833 for the year ended December 31, 1998 compared to a net loss of $414,997 for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the company had working capital and total capital deficiencies of $2,438,970.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

                   CLASSICS INTERNATIONAL ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS                                              F-1

INDEPENDENT AUDITORS' REPORT                                         F-2 - F-3

CONSOLIDATED BALANCE SHEET                                                 F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-5

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' DEFICIT                                                      F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-8 - F-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Classics International Entertainment, Inc.

   and Subsidiaries
Chicago, Illinois

                  We have audited the accompanying consolidated balance sheet of Classics International Entertainment, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Classics International Entertainment Inc. and Subsidiaries as of December 31, 1998 and the results of their operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred significant operating losses of $22,000 and $251,000 in 1998 and 1997, respectively. Additionally, the Company has working capital and total capital deficiencies in excess of $2,400,000 each at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2 to the financial statements.

                   The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                  As  discussed  in  Note  12  to  the  consolidated   financial
statements, the Company is a defendant in litigation relating to an action brought by former corporate officers alleging wrongful termination of their employment contracts. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.
                                        \S\ Feldman Sherb Horowitz & Co., P.C.
                                            Certified Public Accountants

New York , NY
October 27, 1999

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS
CURRENT ASSETS                                                 $              0

OTHER ASSETS                                                                  0
                                                               -----------------
                                                               $              0
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:

      Accounts payable                                         $      1,414,511
      Dividends payable                                                 488,850
      Accrued liabilities                                               333,764
      Stockholder loans and other notes payable                         201,845
                                                               -----------------
               TOTAL CURRENT LIABILITIES                              2,438,970
                                                               -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

      Preferred stock                                          $      2,012,488
      Common stock, $.001 par  value, 30,000,000
               Shares authorized; 17,378,916 shares issued               17,379
               and outstanding
      Additional paid-in capital                                     12,493,490
      Stock subscription receivable                                     (44,500)
      Accumulated deficit                                           (16,917,827)
                                                               -----------------
TOTAL STOCKHOLDERS' DEFICIT                                          (2,438,970)
                                                               -----------------
                                                               $               0

               See notes to the consolidated financial statements

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                   1998               1997
                                             ---------------    ----------------
Loss from continuing operations            $               0  $               0

Loss from discontinued operations                    (21,882)          (251,197)
                                             ---------------    ----------------
Loss before extraordinary gain                       (21,882)          (251,197)

Extraordinary gain - cancellation of debt            218,515                  0
                                             ---------------    ----------------
Net income (loss)                                    196,633           (251,197)

Preferred stock dividends                           (163,800)          (163,800)
                                             ---------------    ----------------
Net income (loss) applicable
     to common stock                       $          32,833  $        (414,997)
                                             ===============    ================


Basic and Diluted Income (Loss) Per Common Share:

Loss from continuing operations            $               0  $               0

Loss from discontinued operations                          0              (0.01)

Extraordinary gain                                      0.01                  0

Preferred stock dividends                              (0.01)            (0.01)
                                             ---------------    ----------------
Net income (loss) per common
     share - basic and diluted             $               0  $           (0.02)
                                             ===============    ================
Average common shares outstanding                 17,378,916         17,378,916
                                             ===============    ================

                                      F-5
               See notes to the consolidated financial statements

                                         CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT




                                                                          Additional
                                  Preferred             Common Stock       Paid-in      Subscription    Accumulated
                                    Stock           Shares     Amount      Capital       Receivable       Deficit         Total
                               --------------    ----------  ---------  --------------   -----------   -------------   -------------
BALANCE -  JANUARY 1, 1997     $    2,012,488    17,378,916 $   17,379 $    12,493,490  $   (44,500)  $ (16,535,663) $  (2,056,806)

  Preferred dividends                                                                                      (163,800)      (163,800)

  Net loss                                                                                                 (251,197)      (251,197)

                               --------------    ----------  ---------  --------------   -----------   -------------   -------------
BALANCE -  DECEMBER 31, 1997        2,012,488    17,378,916     17,379      12,493,490      (44,500)    (16,950,660)    (2,471,803)

  Preferred dividends                                                                                      (163,800)      (163,800)

  Net loss                                                                                                  196,633        196,633

                               --------------    ----------  ---------  --------------   -----------   -------------   -------------
BALANCE -  DECEMBER 31, 1998   $    2,012,488    17,378,916 $   17,379 $    12,493,490   $  (44,500)  $ (16,917,827) $  (2,438,970)
                               ==============    ==========  =========  ==============   ===========   =============   =============

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                        1998            1997
                                                    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                            $      196,633 $     (251,197)
     Adjustments to reconcile net income
       (loss) to net cash used in operations:
          Loss from discontinued operations               21,882        251,197
          Extraordinary gain - cancellation of debt     (218,515)
                                                    ------------   -------------

NET CASH USED IN OPERATING ACTIVITIES                          0              0
                                                    ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:                          0              0

CASH FLOWS FROM FINANCING ACTIVITIES:                          0              0

NET DECREASE IN CASH                                           0              0

CASH AT BEGINNING OF YEAR                                      0              0
                                                    ------------   -------------
CASH AT END OF YEAR                               $            0 $            0
                                                    ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

     Cash paid during the year for interest
         and income taxes                                      0              0
                                                    ============   =============

         CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1.       THE COMPANY

                  Classics International Entertainment, Inc. (the "Company") was incorporated in Delaware on November 20, 1992. On December 31, 1992, the Company acquired Dream Factory, Inc. ("Dream Factory"), First Classics, Inc. ("First Classics") and Classics Media Group, Inc. ("Classics Media"). On April 11, 1997, the Company acquired the business and certain assets of Moondog's Inc. ("Moondog's") .

                  As of December 31, 1995, Dream Factory and Moondog's owned and operated eleven retail stores and four departments which specialized in the sale of pop culture wares. First Classics currently holds the license in perpetuity for the exclusive use of the Classics Illustrated copyrights, trade names and other intangibles excluding media rights. Classics Media is the exclusive licensee of the Classics Illustrated trademarks for non-print media.

                  In January 1996, nine of the retail stores were closed. The Company discontinued its operations at the end of 1996. In May 1996, Dream Factory filed for protection under Chapter 7 of the Bankruptcy Act; Moondog's followed suit in August, 1997. The respective cases of the above entities were brought to closure in September 1996 and January 1998.

2.       GOING CONCERN

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred operating losses of $22,000 and $251,000 in 1998 and 1997, respectively. Additionally, the Company had working capital and total capital deficiencies of $2,400,000 each at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and debentures and ultimately acquiring a viable business. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.   SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

B. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

C. NET INCOME (LOSS) PER SHARE - Basic earnings (loss) per share was computed using the weighted average number of shares of outstanding common stock. Diluted per share amounts when applicable also include the effect of dilutive common stock equivalents from the assumed exercise of stock options.

D. INCOME TAXES - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

4.       ACCRUED LIABILITIES

                  At December 31, 1998, accrued liabilities consisted of the following:

Consulting fees ........................................                $134,583

Interest ...............................................                 100,710

OTHER ..................................................                  98,471
                                                                       ---------
                                                                        $333,764
                                                                       =========

5.       STOCKHOLDER LOANS AND OTHER NOTES PAYABLE

                  At December 31, 1998, stockholder loans and other notes payable consisted of the following:

          Stockholder loans, interest free, unsecured and
payable on demand .............................................         $ 59,845

Notes payable with interest at 12% per annum,
unsecured and payable on demand ...............................          142,000
                                                                      ----------
                                                                        $201,845
                                                                      ==========


6.       PREFERRED STOCK

                  At December 31, 1998, Preferred Stock consisted of 5,000,000 authorized shares of $.001 par value of which the following were issued and outstanding:


                                                                   Common Shares
                                                                    Issuable on
                                                         AMOUNT      CONVERSION
                                                         -------      ----------

Series A, 9% cumulative, convertible, redeemable;
220,000 shares issued and outstanding                 $1,100,000         220,000

Series B, 9% cumulative, convertible, redeemable;
412,500 shares issued and outstanding                    529,988         577,400

Series C, 4% cumulative, convertible, redeemable;
500 shares issued and outstanding                        382,500       1,142,857
                                                         -------       ---------

                                                      $2,012,488       1,940,257
                                                       =========       =========


7.       COMMON STOCK

                  At December 31, 1998, the Company had common stock reserved of 5,333,114 common shares for issuance upon exercise of 3,392,857 outstanding common stock warrants and the balance for the conversion of Preferred Stock.

8.       EMPLOYEE STOCK OPTION PLAN

                  In November 1992, the Company adopted the 1992 Employee Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company to purchase an aggregate of 1,000,000 shares of Common Stock. The Option Plan is administered by the Board of Directors or a committee of the Board of Directors (the "Option Committee") whose members are not entitled to receive options under the Option Plan. The Option Committee has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the Option Plan. Options granted under the Option Plan may or may not be "incentive stock options" as defined in Section 422 of the Code ("Incentive Options") depending upon the terms established by the Option Committee at the time of grant, but the exercise price of options may not be less than 100% of the fair market value of the Company's Common Stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the outstanding Common Stock). Options may not be exercised more than ten years after the grant. Options granted under the Option Plan are not transferrable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the Option Plan, shares subject to canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. No options are outstanding as of December 31, 1998.

9.       INCOME TAXES

                  The following is a reconciliation of income taxes and amounts computed using the U.S. Federal statutory rate and the effective tax rate for the years ended December 31, 1998 and 1997:


                                             1998       1997
                                          ---------   ---------

CONSOLIDATED PRE-TAX GAIN (LOSS) ......   $ 197,000   $(251,000)
                                          =========   =========

Tax (benefit) at Federal statutory rate      69,000   $ (88,000)

Effect of permanent differences .......        --          --

Effect of temporary differences .......       6,000      26,000

Tax benefit not recognized ............    (75,000)      62,000
                                          ---------   ---------
TAXES PER FINANCIAL STATEMENTS ........   $    --     $    --
                                         ==========  ==========

                  The Company has adopted Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this standard, the Company records as an asset its net operating loss carryforward ("NOL") based upon current tax returns, and establishes a valuation allowance to the extent of any NOL which will not be utilized in the foreseeable future.

                  At this time, the Company can not reliably predict future profitability. Accordingly, the deferred tax asset has been reduced in its entirety by the valuation allowance.

                  As of December 31, 1998, the Company had net operating loss carry forwards of approximately $14,000,000 expiring beginning in the year 2007. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code), which resulted in more than a 50 percent change in ownership.

10.      RELATED PARTY TRANSACTIONS

                  The Company is provided with office and administrative facilities under an informal arrangement with a principal shareholder. Amounts charged to operations for such services in 1998 and 1997 were $10,500 and $42,000, respectively.

11.      LICENSE AGREEMENTS

                  The Company has the exclusive and perpetual right to use certain trade names, copyrights, logos, trademarks and other intangible property related to Classics Illustrated and Classics Illustrated Juniors. The Company is obligated to remit royalties ranging from 3 percent to 10 percent, with a minimum of $3,000 per annum, of revenues derived from such rights.

                  The Company has also entered into several licensing agreements with other organizations granting rights to produce publications and for the use of the Classics Illustrated name in return for royalties over the term of such agreements.

12.      LITIGATION

                  In July 1994, the Company discharged for cause, four officers of its Dream Factory subsidiary. The officers who were discharged commenced an action against the Company seeking $19,000,000 arising out of the alleged wrongful termination of their employment. Prior to 1997 the Company settled the claims of two officers for $600,000 which represented $2,000,000 of the original claim.

                  While the Company believes that it has good and sufficient defenses and counterclaims in the foregoing legal matter, the Company would be adversely affected to the extent of the damages recovered should the plaintiffs prevail. No provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.

13.      EXTRAORDINARY GAIN

                  In January 1998, Moondog's bankruptcy case was closed resulting in the cancellation of liabilities of $218,515. The transaction is reflected in the 1998 financial statements as an extraordinary gain.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

         The sole Director of the Company is Richard S. Berger, age 66. He holds office until the next annual meeting of stockholders or until their successors are elected and qualified.

         RICHARD S. BERGER has been Chairman of the Company's Board of Directors since November 1992. Mr. Berger has previously been a self-employed business consultant in various industries including: cable television, publishing, production of animated movies and commercials, plastics manufacturing, machining (tool and die companies), environmental companies (waste water treatment, contaminated soil removal, and CFC removal), and retailing (niche retailing such as Big & Tall men's stores, and pop culture stores). He is currently involved with several high-technology and internet related entities.

INDEMNIFICATION

         Pursuant to the Company's Certificate of Incorporation and By-laws, officers and directors of the Company shall be indemnified by the Company to the fullest extent allowed under Delaware law for claims brought against them in their capacities as officers or directors. Indemnification is not allowed if the officer or director does not act in good faith and in a manner reasonably believed to be in the best interests of the Company, or if the officer or director had no reasonable cause to believe his conduct was lawful. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 10. EXECUTIVE COMPENSATION

                                           SUMMARY COMPENSATION TABLE (1)

========================= ============ ============= ============== ============= ==================================================
                                                                                                 LONG TERM COMPENSATION
                                                                                  -------------------------- ------------ ==========
                                              ANNUAL COMPENSATION                            AWARDS            PAYOUTS
========================= ------------ ------------- -------------- ------------- ------------- ------------ ------------ ==========
          (a)                 (b)          (c)            (d)           (e)           (f)           (g)          (h)         (i)
                                                                                                              Long-term
                                                                       Other       Restricted                 Incentive   All Other
   NAME AND PRINCIPAL                     SALARY                       Annual        Stock       Options/       Plan      Compen-
                                          ------                       COMPEN-
      POSITION               YEAR          ($)         BONUS($)       SATION($)     AWARD(S)($)   SARS(#)    PAYOUTS ($)   SATION
     ---------               ----          ---         --------       ---------    -----------    -------    -----------   ------
========================= ============ ============= ============== ============= ============= ============ ============ ==========

Richard S. Berger,           1998        $ 8,000           0             0             0             0            0           0
                             1997        $32,000           0             0             0             0            0           0
 Chairman (1,2)              1996        $18,000           0             0             0             0            0
========================= ============ ============= ============== ============= ============= ============ ============ ==========

(1)      See also "Certain Relationships and Related Transactions."

(2) No cash compensation has been paid since July, 1996. The unpaid amount has been accrued and is reflected in the December 31, 1998 financial statements.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (INDIVIDUAL GRANTS)

          No options or stock appreciation rights were issued in the last fiscal year, nor are any outstanding as of December 31, 1998.

EMPLOYEE BENEFIT PLANS

         1992 EMPLOYEE STOCK OPTION PLAN

         In November, 1992, the Company adopted the 1992 Employee Stock Option Plan (the "Option Plan"). The Option Plan was amended in September, 1993 to include additional options under the Option Plan. The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company to purchase an aggregate of 1,000,000 shares of Common Stock. The Option Plan is administered by the Board of Directors or a committee of the Board of Directors (the "Option Committee") whose members are not entitled to receive options under the Option Plan. The Option Committee has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the Option Plan. Options granted under the Option Plan may or may not be "incentive stock options" as defined in
Section 422 of the Code ("Incentive Options") depending upon the terms established by the Option Committee at the time of grant, but the exercise price of options may not be less than 100% of the fair market value of the Company's Common Stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the outstanding Common Stock). Options may not be exercised more than 10 years after the grant. Options granted under the Option Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the Option Plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. No options are outstanding as of December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 1998, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, and (iii) all officers and Directors as a group:

         ================================================================== ------------------------ =======================
                                                                            AMOUNT AND NATURE OF

         NAME AND ADDRESS OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP(1)

                                                                                                      PERCENTAGE OF CLASS

         ================================================================== ------------------------ =======================
         Richard S. Berger                                                  6,516,667(2)                              37.4%
         1350 North Lake Shore Drive
         #315 S.
         Chicago, IL 60610

         ================================================================== ------------------------ =======================
         Benjamin B. LeCompte III, M.D.                                     2,815,834(3)                              16.2%
         1575 N. Barrington, Suite 350
         Hoffman Estates, IL 60194

         ================================================================== ------------------------ =======================
         All officers and directors as a group (1 person)                   6,516,667                                 37.4%
                                                                            (1)(2)(3)
         ================================================================== ------------------------ =======================

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Excludes an aggregate of 91,665 shares owned by Mr. Berger's adult children, as to which Mr. Berger has no beneficial interest.

(3) Excludes 412,500 shares of Series B, 9% cumulative, convertible, redeemable Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is provided with office and administrative facilities under an informal arrangement with a principal shareholder. Amounts charged to operations for such services in 1998 and 1997 were $10,500 and $42,000, respectively.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

1.                FINANCIAL STATEMENTS

                  The following financial statements of the Company are included in Part II, Item 7:

                                                            PAGE

   Index to Financial Statements                             F-1

   Report of Independent Auditor                        F-2, F-3

   Consolidated Balance Sheet                                F-4
      December 31, 1998

   Consolidated Statement of Operations -                    F-5
      Years ended December 31, 1998 and 1997

   Consolidated Statement of Stockholders'

      Deficit - Years ended December 31, 1998 and 1997       F-6

   Consolidated Statement of Cash Flows -

      Years ended December 31, 1998 and 1997                 F-7

   Notes to Consolidated Financial Statements          F-8 - F-13
      Year ended December 31, 1998

2.        FINANCIAL STATEMENT SCHEDULES

         None

3.                EXHIBITS

         The exhibits designated with an asterisk (*) have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2, File No. 33-62762, and on previous Forms 10-KSB, and pursuant to 17 C.F.R. Sections 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

         4.                REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the year ended December 31, 1998.

EXHIBIT NO.                   DESCRIPTION

*2.1 Agreement between Classics International Entertainment, Inc. and First Publishing, Inc. for the acquisition of First Classics, Inc. dated January 1, 1994.

*2.1.1 Agreement between Classics International Entertainment, Inc. and Vulcanium Designs Corporation for the sale of First Publishing, Inc. dated December 31, 1994.

*3.1 Certificate of Incorporation of the Registrant (Exhibit 3.1 to Registration Statement on Form SB-2, File No. 33-62762)

*3.1.1    Certificate of Designation of Series A Preferred Stock

*3.2 By-Laws of the Registrant (Exhibit 3.2 to Registration Statement on Form SB-2, File No. 33-62762)

*3.3 Amendment to By-Laws of Registrant (Exhibit 3.3 to Registration Statement on Form SB-2, File No. 33-62762)

*3.4 Amended and Restated By-Laws (Exhibit 3.4 to Registration Statement on Form SB-2, File No. 33-62762)

*4.1 Form of Underwriter's Warrants issued to the Underwriter (Exhibit 4.1 to Registration Statement on Form SB-2, File No. 33-62762)

*4.2 Form of Warrant (Exhibit 4.2 to Registration Statement on Form SB-2, File No. 33-62762)

*10.1 Agreement and Plan of Merger among the Registrant, First Publishing, Inc. and FP Acquisition Corp. dated December 31, 1992 (Exhibit 10.1 to Registration Statement on Form SB-2, File No. 33-62762)

*10.2 Stock Purchase Agreement by and among Michael Raub, Lori Raub, Domenic Corbo, James Percival, Jr., Mike Gold, Ken Levin, Dream Factory Inc. and the Registrant dated December 31, 1992 (Exhibit 10.2 to Registration Statement on Form SB-2, File No.33-62762)

*10.3 Amendment to Stock Purchase Agreement by and among Michael Raub, Lori Raub, Domenic Corbo, James Percival, Jr., Mike Gold, Ken Levin, Dream Factory, Inc. and the Registrant dated May 10, 1993 (Exhibit 10.3 to Registration Statement on Form SB-2, File No. 33-62762)

*10.4 Stock Purchase Agreement by and among the Registrant, Classics Media Group, Ltd. and Classics Media Group, Inc. dated December 31, 1992 (Exhibit 10.4 to Registration Statement on Form SB-2, File No. 33-62762)

*10.5 Option Assignment between the Registrant and JLI Acquisitions,Inc. dated December 31, 1992 (Exhibit 10.5 to Registration Statement on Form SB-2, File No. 33-62762)

*10.6 Employment Agreement between the Registrant, Dream Factory, Inc. and Michael Raub dated May 10, 1993 (Exhibit 10.6 to Registration Statement on Form SB-2, File No. 33-62762)

*10.7 Employment Agreement between the Registrant, Dream Factory, Inc. and Lori Raub dated May 10, 1993 (Exhibit 10.7 to Registration Statement on Form SB-2, File No. 33-62762)

*10.8 Employment Agreement between the Registrant, Dream Factory, Inc. and Domenic Corbo dated May 10, 1993 (Exhibit 10.8 to Registration Statement on Form SB-2, File No. 33-62762)

*10.9 Employment Agreement between the Registrant, Dream Factory, Inc. and James Percival, Jr. dated May 10, 1993 (Exhibit 10.8 to Registration Statement on Form SB-2, File No. 33-62762)

*10.10 Employment Agreement between the Registrant, Dream Factory, Inc. and Mike Gold dated May 10, 1993 (Exhibit 10.10 to Registration Statement on Form SB-2, File No. 33-62762)

*10.11 Consulting Agreement between the Registrant, Dream Factory, Inc. and Kenneth Levin dated May 10, 1993 (Exhibit 10.11 to Registration Statement on Form SB-2, File No. 33-62762)

*10.12 License Agreement, as amended, by and among Berkley Publishing Corporation, First Publishing, Inc., Classics Media Group, Inc. and Frawley Corporation dated as of December 30, 1988 (Exhibit 10.12 to Registration Statement on Form SB-2, File No. 33-62762)

*10.13 Letter dated December 15, 1989 from Frawley Corporation consenting to assignment of License Agreement from First Publishing, Inc. to First Classics, Inc. (Exhibit 10.13 to Registration Statement on Form SB-2, File No. 33-62762)

*10.14 Letters dated December 30, 1988 from Frawley Corporation clarifying terms of License Agreement (Exhibit 10.14 to Registration Statement on Form SB-2, File No. 33-62762)

*10.15 Lease Agreement between 575 Boston Post Road Associates and Michael and Lori Raub D/B/A Dream Factory dated September 14, 1987 (Exhibit
          10.15 to Registration Statement on Form SB-2, File No. 33-62762)

*10.16 Lease Agreement between Vincent Gagliardi and Russell A. McDaniel and Louis Wysocki dated April 28, 1989 (Exhibit 10.16 to Registration Statement on Form SB-2, File No. 33-62762)

*10.17 Indenture of Lease between Jora Realty Assoc., Michael Raub, Lori Raub, James Percival and Mary Susan Percival dated October 18, 1989 (Exhibit 10.17 to Registration Statement on Form SB-2, File No. 33-62762)

*10.18 Lease Agreement between Fyber Properties Broadriver Corner Limited Partnership and Mike Raub dated June 20, 1990 (Exhibit 10.18 to Registration Statement on Form SB-2, File No. 33-62762)

*10.19 Lease between Connecticut Post Limited Partnership and Dream Factory, Inc. dated February 13, 1992 (Exhibit 10.19 to Registration Statement on Form SB-2, File No. 33-62762)

*10.20 Lease between Westland Properties, Inc. and Dream Factory, Inc. dated February 13, 1992 (Exhibit 10.20 to Registration Statement on Form SB-2, File No. 33-62762)

*10.21 Lease between Muller Park Realty Company and Dream Factory, Inc. dated March 1, 1993 (Exhibit 20.21 to Registration Statement on Form SB-2, File No. 33-62762)

*10.22 Registrant's 1992 Employee Stock Option Plan (Exhibit 10.22 to Registration Statement on Form SB-2, File No. 33-62762)

*10.23 License Agreement between National Audubon Society, Inc. and First Publishing, Inc. dated August 1, 1991 (Exhibit 10.23 to Registration Statement on Form SB-2, File No. 33-62762)

*10.24    License   Agreement   between  Dark  Horse  Comics,   Inc.  and  First
          Publishing, Inc. dated November 1, 1992 (Exhibit 10.24 to Registration Statement on Form SB-2, File No. 33-62762)

*10.25 Agreement between Dark Horse Comics, Inc. and First Publishing, Inc. July 1, 1991 (Exhibit 10.25 to Registration Statement on Form SB-2, File No. 33-62762)

*10.26 Employment Agreement between Registrant, First Publishing, Inc. and Mike Gold dated May 10, 1993 (Exhibit 10.26 to Registration Statement on Form SB-2, File No. 33-62762)

*10.27    Form  of  Financial  Consulting  Agreement  between  the  Company  and
          Berkeley  Securities   Corporation   (Exhibit  10.27  to  Registration
          Statement on Form SB-2, File No. 33-62762)

*10.28 Employment Agreement between the Registrant and Geoffrey Talbot (Exhibit 10.28 to Registration Statement on Form SB-2, File No. 33-62762)

*10.29    Employment  Agreement  between  Registrant  and Peter Cooper  (Exhibit
          10.29 to Registration Statement on Form SB-2, File No. 33-62762)

*10.30    Sublease  between  the  Registrant  and  American  Dental   Assistants
          Association   dated  July  1,  1993  (Exhibit  10.30  to  Registration
          Statement on Form SB-2, File No. 33-62762)

*10.31 Modification to Amended Stock Purchase Agreement by and among Michael Raub, Lori Raub, Domenic Corbo, James Percival, Jr., Mike Gold, Ken Levin, Dream Factory, Inc. and the Registrant dated September 28, 1993.

*10.32 Letter Agreement by and among Michael Raub, Lori Raub, Domenic Corbo, James Percival, Jr., Mike Gold, Ken Levin, Dream Factory, Inc., First Publishing, Inc. and the Company dated September 28, 1993 (Exhibit
          10.32 to Registration Statement on Form SB-2, File No. 33-62762)

*10.33 Lease between Madison Square Associates, L.P. and Dream Factory Inc. dated November 22, 1993.

*10.34 Lease between Spring Valley Marketplace Shopping Center and Dream Factory, Inc. dated November 30, 1993.

*10.35 Lease between Meadow Park Associates and Dream Factory, Inc. dated December, 1993.

*10.36    Lease between  Gilbert Bassin and The Dream Factory dated December 15,
          1993.

*10.37 Lease between Paragano Associates, L.P. and The Dream Factory, Inc. dated February 7, 1994.

*10.38 Lease between Danbury Mall Associates Limited Partnership and Dream Factory, Inc. dated March 18, 1994.

*10.39 Lease between Albert B. Ratner Trustee and Dream Factory, Inc. dated March 28, 1994.

*10.40 Lease between Sara Creek Property Company B.V. and Dream Factory Inc. dated March 25, 1994.

*10.41 Lease between Meadowbrook Development Corp. and Dream Factory, Inc. dated February 18, 1994.

*10.42 Lease between Gandol Realty Corporation and Dream Factory Inc. on or about January 1, 1994.

*10.43 Lease between Chicago Title and Trust Company and Dream Factory, Inc. dated June 15, 1994.

*22.1 Subsidiaries of the Registrant (Exhibit 22.1 to Registration Statement on Form SB-2, File No. 33-62762)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CLASSICS INTERNATIONAL
                                                     ENTERTAINMENT, INC.

                                                 BY \S\Richard S. Berger
                                                       Richard S. Berger
                                                       Sole Director, and

                          Principal Accounting Officer

Dated:  November 4, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

NAME AND POSITION                                DATE

                                            November 4, 1999
\S\Richard S. Berger
Richard S. Berger
Sole Director, and
Principal Accounting Officer