Form 10QSB
period 1999-03-31
CLASSICS INTERNATIONAL ENTERTAINMENT INC
filed 1999-11-04
CIK 894789

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

 +---+    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 | X |    SECURITIES EXCHANGE ACT OF 1934

 +---+
                                 MARCH 31, 1999
                              FOR THE QUARTER ENDED

                                       OR

 +---+
 |   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 +---+    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to ________________

                           Commission File No. 0-20190

                   CLASSICS INTERNATIONAL ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                               36-3859518
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

    919 NORTH MICHIGAN AVENUE, SUITE 3400, CHICAGO, IL 60611 (Address of principal executive office) (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 482-9006

-----------------------------------------------------------------

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES      NO X

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of October 29, 1999 was 17,378,916 shares.

          CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheet                           2

                  Consolidated Statement of Operations                 3

                  Consolidated Statement of Cash Flows                 4

                  Notes to Consolidated Financial Statements           5

Item 2.  Management's Discussion and Analysis of                       7
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             9

Item 5.  Other Information                                             9

Item 6.  Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                            10

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                       MARCH 31,    DECEMBER 31,
                                                                                         1999          1998
                                                                                    ------------    ------------
                                    ASSETS                                           (UNAUDITED)
CURRENT ASSETS ...................................................................   $          0    $          0

OTHER ASSETS ....................................................................              0               0
                                                                                    ------------    ------------
                                                                                    $          0    $          0
                                                                                    ============    ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable ..........................................................   $  1,414,511    $  1,414,511
      Dividends payable .........................................................        529,800         488,850
      Accrued liabilities .......................................................        340,931         333,764
      Stockholder loans and other notes payable .................................        201,845         201,845
                                                                                    ------------    ------------
                  TOTAL CURRENT LIABILITIES .....................................      2,487,087       2,438,970
                                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Preferred stock ...........................................................   $  2,012,488    $  2,012,488
      Common stock, $.001 par  value, 30,000,000
        shares authorized; 17,378,916 shares issued
        and outstanding .........................................................         17,379          17,379
      Additional paid-in capital ................................................     12,493,490      12,493,490
      Stock subscription receivable .............................................        (44,500)        (44,500)
      Accumulated deficit .......................................................    (16,965,944)    (16,917,827)
                                                                                    ------------    ------------
                                    TOTAL STOCKHOLDERS' DEFICIT .................     (2,487,087)     (2,438,970)
                                                                                    ============    ============
                                                                                $              0    $          0
                                                                                    ============    ============

                                      F-1
                 See Notes to Consolidated Financial Statements

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                                                         QUARTER ENDED MARCH 31,
                                                         1999            1998
                                                       --------     ----------
Loss from continuing operations .................  $          0 $            0

Loss from discontinued operations ...............        (7,167)       (26,500)
                                                       --------     ----------
Loss before extraordinary gain ..................        (7,167)       (26,500)

Extraordinary gain - cancellation of debt .......             0        218,515
                                                       --------     ----------
Net income (loss) ...............................        (7,167)       192,015

Preferred stock dividends .......................       (40,950)       (40,950)
                                                       --------     ----------
Net income (loss) applicable to common stock ....  $    (48,117)$      151,065
                                                       ========     ==========


Basic and Diluted Income (Loss) Per Common Share:

Loss from continuing operations .................  $          0 $            0

Loss from discontinued operations ...............             0              0

Extraordinary gain ..............................             0            .01

Preferred stock dividends .......................             0              0

Net income (loss) per common share
                                                       --------     ----------
  - basic and diluted ...........................  $          0 $          .01
                                                       ========     ==========
Average common shares outstanding ...............    17,378,916     17,378,916
                                                       ========     ==========
                                      F-2
               See notes to the consolidated financial statements

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31
                                                              1999      1998
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ...............................  $  (7,167) $ 192,015
       Adjustments to reconcile net income (loss) to net
        cash used in operations:
            Loss from discontinued operations ..........      7,167     26,500
            Extraordinary gain - cancellation of debt ..          0   (218,515)
                                                            -------   --------
NET CASH USED IN OPERATING ACTIVITIES ..................          0          0

CASH FLOWS FROM INVESTING ACTIVITIES: ..................          0          0

CASH FLOWS FROM FINANCING ACTIVITIES: ..................          0          0

NET DECREASE IN CASH ...................................          0          0

CASH AT BEGINNING OF YEAR ..............................          0          0
                                                            -------   --------
CASH AT END OF YEAR ....................................  $       0    $     0
                                                            =======   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

Cash paid during the period for interest
  and income taxes .....................................  $       0    $     0
                                                            =======   ========
                                      F-3
                 See Notes to Consolidated Financial Statements

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

                                   (UNAUDITED)

NOTE 1 - ORGANIZATION:

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

NOTE 2 -  BASIS OF PRESENTATION:

The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented.

The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

The financial statements have been prepared on the basis that the Company will continue as a going concern. The ongoing losses and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. Continued existence is dependent upon the Company's ability to raise additional equity capital or debt financing, neither of which can be assured. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

These statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

The Company ceased its operations at the end of 1996. Hence there are no losses from continuing operations subsequent to 1996.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations was $26,500 for the quarter ended March 31, 1998 versus a loss of $7,167 for the quarter ended March 31, 1999.

EXTRAORDINARY GAIN - CANCELLATION OF DEBT

The extraordinary gain resulting from the cancellation of debt was $218,515 for the quarter ended March 31, 1998 compared to no such gain for the quarter ended March 31, 1999.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income applicable to common stock was $151,065 for the quarter ended March 31, 1998 compared to a loss of $48,117 for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the company had working capital and total capital deficiencies of $2,438,970. As of March 31, 1999, the company had working capital and total capital deficiencies of $2,487,087.

The ongoing losses and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. Continued existence is dependent upon the Company's ability to raise additional equity capital or debt financing, neither of which can be assured.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      No Exhibits

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 4, 1999

CLASSICS INTERNATIONAL ENTERTAINMENT, INC.

BY:\S\Richard S. Berger
      Richard S. Berger
      Sole Director and Principal Accounting Officer