Form 10QSB
period 1999-06-30
CLASSICS INTERNATIONAL ENTERTAINMENT INC
filed 1999-11-04
CIK 894789

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

 +---+    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 | X |    SECURITIES EXCHANGE ACT OF 1934

 +---+

                       FOR THE QUARTER ENDED JUNE 30, 1999

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
                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheet                           2

                  Consolidated Statement of Operations                 3

                  Consolidated Statement of Cash Flows                 4

                  Notes to Consolidated Financial Statements           5

Item 2.  Management's Discussion and Analysis of                       7
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             9

Item 5.  Other Information                                             9

Item 6.  Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                             10

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                        JUNE 30,              DECEMBER 31,
                                                                                          1999                   1998
                                     ASSETS                                           (UNAUDITED)
CURRENT ASSETS                                                                  $                   0  $                    0

OTHER ASSETS                                                                                        0                       0
                                                                                   -------------------    --------------------
                                                                                $                   0  $                    0
                                                                                   ===================    ====================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                          $           1,414,511  $            1,414,511
      Dividends payable                                                                       570,750                 488,850
      Accrued liabilities                                                                     347,946                 333,764
      Stockholder loans and other notes payable                                               201,845                 201,845
                                                                                   -------------------    --------------------
                  TOTAL CURRENT LIABILITIES                                                 2,535,052               2,438,970
                                                                                   -------------------    --------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Preferred stock                                                           $           2,012,488   $           2,012,488
      Common stock, $.001 par  value, 30,000,000
        shares authorized; 17,378,916 shares issued
        and outstanding                                                                        17,379                  17,379
      Additional paid-in capital                                                           12,493,490              12,493,490
      Stock subscription receivable                                                           (44,500)                (44,500)
      Accumulated deficit                                                                 (17,013,909)            (16,917,827)
                                                                                   -------------------    --------------------
                                    TOTAL STOCKHOLDERS' DEFICIT                            (2,535,052)             (2,438,970)
                                                                                   -------------------    --------------------
                                                                                $                   0  $                    0
                                                                                   ===================    ====================

                                      F-1
                 See Note to Consolidated Financial Statements

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                           1999           1998         1999            1998
                                                         -----------------------     -----------------------
Loss from continuing operations ................. $           0 $            0 $            0 $            0

Loss from discontinued operations ...............        (7,015)        (7,840)       (14,182)       (34,340)
                                                        --------       --------      --------       --------
Loss before extraordinary gain ..................        (7,015)        (7,840)       (14,182)       (34,340)

Extraordinary gain - cancellation of debt .......             0              0              0        218,515
                                                        --------       --------      --------       --------
Net income (loss) ...............................        (7,015)        (7,840)       (14,182)       184,175

Preferred stock dividends .......................       (40,950)       (40,950)       (81,900)       (81,900)
                                                        --------       --------      --------       --------
Net income (loss) applicable to common stock .... $     (47,965)$      (48,790)$      (96,082)$      102,275
                                                        ========       ========      ========       ========


Basic and Diluted Income (Loss) Per Common Share:

Loss from continuing operations ................. $        0.00 $         0.00 $         0.00 $         0.00

Loss from discontinued operations ...............          0.00           0.00           0.00           0.00

Extraordinary gain ..............................          0.00           0.00           0.00           0.01

Preferred stock dividends .......................          0.00           0.00          (0.01)          0.00
                                                        --------       --------      --------       --------
Net income (loss) per common share
  - basic and diluted ........................... $        0.00 $         0.00 $        (0.01)$         0.01
                                                        ========       ========      ========       ========

Average common shares outstanding ...............    17,378,916     17,378,916     17,378,916     17,378,916
                                                        ========       ========      ========       ========

                                      F-2
               See notes to the consolidated financial statements

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                              1999      1998
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ............................... $  (14,182)$  184,175
       Adjustments to reconcile net income (loss) to net
        cash used in operations:
            Loss from discontinued operations ..........     14,182     34,340
            Extraordinary gain - cancellation of debt ..          0   (218,515)
                                                            --------  --------
NET CASH USED IN OPERATING ACTIVITIES ..................          0          0

CASH FLOWS FROM INVESTING ACTIVITIES: ..................          0          0

CASH FLOWS FROM FINANCING ACTIVITIES: ..................          0          0

NET DECREASE IN CASH ...................................          0          0

CASH AT BEGINNING OF YEAR ..............................          0          0
                                                            --------  --------
CASH AT END OF YEAR .................................... $        0 $        0
                                                            ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

Cash paid during the year for interest and
  and income taxes .....................................  $       0 $        0
                                                            ========  ========
                                      F-3
                See Notes to Consolidated Financial Statements.

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

                                   (UNAUDITED)

NOTE 1 - ORGANIZATION:

Classics International Entertainment, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 20, 1992. The Company had four subsidiaries: Moondog's, Inc., which on August 5, 1997, filed for protection under Chapter 7 of the Bankruptcy laws; Dream Factory, Inc., which on May 2, 1996, filed for protection under Chapter 7 of the Bankruptcy Laws; First Classics, Inc., the holder of a license for the exclusive use of the Classics Illustrated copyrights, trade names and other intangibles, excluding non-print media rights; and Classics Media Group, Inc., the exclusive licensee of the Classics Illustrated properties for non-print media purposes. The Dream Factory, Inc. and Moondog's, Inc. Bankruptcy cases were brought to closure in September, 1996 and January, 1997, respectively.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

SIX MONTHS  ENDED JUNE 30,  1999 AS  COMPARED  TO THE SIX MONTHS  ENDED JUNE 30,
1998.

The Company ceased its operations at the end of 1996. Hence there are no losses from continuing operations subsequent to 1996.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations was $34,340 for the six months ended June 30, 1998 versus a loss of $14,182 for the six months ended June 30, 1999.

EXTRAORDINARY GAIN - CANCELLATION OF DEBT

The extraordinary gain resulting from the cancellation of debt was $218,515 for the six months ended June 30, 1998 compared to no such gain for the six months ended June 30, 1999.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income applicable to common stock was $102,275 for the six months ended June 30, 1998 compared to a net loss of $96,082 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the company had working capital and total capital deficiencies of $2,438,970. As of June 30, 1999, the company had working capital and total capital deficiencies of $2,535,052.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      No Exhibits

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 4, 1999

CLASSICS INTERNATIONAL ENTERTAINMENT, INC.

BY:\S\Richard S. Berger
      Richard S. Berger
      Sole Director and Principal Accounting Officer