Form 10QSB
period 1999-09-30
CLASSICS INTERNATIONAL ENTERTAINMENT INC
filed 1999-11-04
CIK 894789

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

(Mark One)

 +---+    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 | X |    SECURITIES EXCHANGE ACT OF 1934

 +---+

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

YES  X    NO

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of October 29, 1999 was 17,378,916 shares.

          CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheet                           2

                  Consolidated Statement of Operations                 3

                  Consolidated Statement of Cash Flows                 4

                  Notes to Consolidated Financial Statements           5

Item 2.  Management's Discussion and Analysis of                       7
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             9

Item 5.  Other Information                                             9

Item 6.  Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                             10

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                       SEPTEMBER 30,              DECEMBER
                                                                           1999                     1998
                                                                        (UNAUDITED)
                                                                  ----------------------    --------------------
                                     ASSETS
CURRENT ASSETS                                                  $                      0  $                    0

OTHER ASSETS                                                                           0                       0
                                                                  ----------------------    --------------------
                                                                $                      0  $                    0
                                                                  ======================    ====================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                          $              1,414,511  $            1,414,511
      Dividends payable                                                          611,700                 488,850
      Accrued liabilities                                                        355,085                 333,764
      Stockholder loans and other notes payable                                  201,845                 201,845
                                                                  ----------------------    --------------------
                  TOTAL CURRENT LIABILITIES                                    2,583,141               2,438,970
                                                                  ----------------------    --------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
      Preferred stock                                           $              2,012,488   $           2,012,488
      Common stock, $.001 par  value, 30,000,000
        shares authorized; 17,378,916 shares issued
        and outstanding                                                           17,379                  17,379
      Additional paid-in capital                                              12,493,490              12,493,490
      Stock subscription receivable                                              (44,500)                (44,500)
      Accumulated deficit                                                    (17,061,998)            (16,917,827)
                                                                  ----------------------    --------------------
                                    TOTAL STOCKHOLDERS' DEFICIT               (2,583,141)             (2,438,970)
                                                                  ======================    ====================
                                                                $                      0  $                    0
                                                                  ======================    ====================

                                      F-1
                 See notes to consolidated financial statements

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                                      QUARTER ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                          1999           1998          1999          1998
                                                       --------       --------       --------      --------
Loss from continuing operations .................$            0 $            0  $           0 $           0

Loss from discontinued operations ...............        (7,139)        (4,345)       (21,321)      (38,685)
                                                       --------       --------       --------      --------
Loss before extraordinary gain ..................        (7,139)        (4,345)       (21,321)      (38,685)

Extraordinary gain - cancellation of debt .......             0              0              0       218,515
                                                       --------       --------       --------      --------
Net income (loss) ...............................        (7,139)        (4,345)       (21,321)      179,830

Preferred stock dividends .......................       (40,950)       (40,950)      (122,850)     (122,850)
                                                       --------       --------       --------      --------
Net income (loss) applicable to common stock ....$      (48,089)$      (45,295) $    (144,171)$      56,980
                                                       ========       ========       ========      =========
Basic and Diluted Income (Loss) Per Common Share:

Loss from continuing operations .................$         0.00 $         0.00  $        0.00 $        0.00

Loss from discontinued operations ...............          0.00           0.00           0.00          0.00

Extraordinary gain ..............................          0.00           0.00           0.00          0.01

Preferred stock dividends .......................          0.00           0.00          (0.01)        (0.01)
                                                       --------       --------       --------      --------
Net income (loss) per common share
  - basic and diluted ...........................$         0.00 $         0.00  $       (0.01) $       0.00
                                                       ========       ========       ========      =========
Average common shares outstanding ...............    17,378,916     17,378,916     17,378,916    17,378,916
                                                       ========       ========       ========      =========

                                      F-2
                 See notes to consolidated financial statements

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              1999      1998
                                                            -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ...............................$   (21,321)$  179,830
       Adjustments to reconcile net income (loss) to net
        cash used in operations:
            Loss from discontinued operations ..........     21,321     38,685
            Extraordinary gain - cancellation of debt ..          0   (218,515)
                                                            -------   --------
NET CASH USED IN OPERATING ACTIVITIES ..................          0          0

CASH FLOWS FROM INVESTING ACTIVITIES: ..................          0          0

CASH FLOWS FROM FINANCING ACTIVITIES: ..................          0          0


NET DECREASE IN CASH ...................................          0          0

CASH AT BEGINNING OF YEAR ..............................          0          0
                                                            -------   --------
CASH AT END OF YEAR ....................................$         0 $        0
                                                            =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                            -------   --------
Cash paid during the year for interest and
  income taxes .........................................$         0 $        0
                                                            =======   ========
                                      F-3
                 See notes to consolidated financial statements

           CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

The Company ceased its operations at the end of 1996. Hence there are no losses from continuing operations subsequent to 1996.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations was $38,685 for the nine months ended September 30, 1998 versus a loss of $21,321 for the nine months ended September 30, 1999.

EXTRAORDINARY GAIN - CANCELLATION OF DEBT

The extraordinary gain resulting from the cancellation of debt was $218,515 for the nine months ended September 30, 1998 compared to no such gain for the quarter ended September, 1999.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income  applicable  to common  stock was $56,980  for the nine months  ended
September 30, 1998 compared to a loss of $144,171 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the company had working capital and total capital deficiencies of $2,438,970. As of September 30, 1999, the company had working capital and total capital deficiencies of $2,583,141.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      No Exhibits

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 4, 1999

CLASSICS INTERNATIONAL ENTERTAINMENT, INC.

BY:\s\Richard S. Berger
      Richard S. Berger
      Sole Director and Principal Accounting Officer