Form 10KSB
period 1999-12-31
CLASSICS INTERNATIONAL ENTERTAINMENT INC
filed 2000-04-06
CIK 894789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 | X |   EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED        DECEMBER 31, 1999

 +---+
 |   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 +---+   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                           COMMISSION FILE NO. 0-20190

 PIRANHA, INC. (PREVIOUSLY KNOWN AS CLASSICS INTERNATIONAL ENTERTAINMENT, INC.)
             (Exact name of registrant as specified in its charter)

DELAWARE                                                  36-3859518

--------                                                  ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

   1350 NORTH LAKE SHORE DRIVE APARTMENT, SUITE 315 SOUTH, CHICAGO, IL 60610

   -------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (312) 664-7852

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

-------------------                    -----------------------------------------
      NONE

-------------------                    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

----------------------------------------------
(Title of class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  X    NO

    ---      ---
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The Issuer's revenues for its most recent fiscal year ended December 31, 1999 were $0.

         On March 29, 2000, the aggregate market value of the voting stock of Classics International Entertainment, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant was approximately $142,087,812 (includes all shares) based on the average closing bid and asked prices for such Common Stock on said date as reported National Quotation Bureau.

         APPLICABLE ONLY TO CORPORATE REGISTRANTS

     On March 29, 2000, there were 7,546,876 shares of Common Stock, $.001 par value, were issued and outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         As per Part II, Item 7 and Part IV, Item 13.

                      INDEX TO ANNUAL REPORT ON FORM -10KSB

                                                                        PAGE No.

PART I

Item 1.  Business                                                              2

Item 2.  Properties                                                            7

Item 3.  Legal Proceedings                                                     7

Item 4.  Submission of Matters to a Vote of Security-Holders                   7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters              8

Item 6.  Management's Discussion and Analysis or Plan of Operations            9

Item 7.  Financial Statements                                                 12

Item 8.  Disagreements with Accountants on Accounting

          and Financial Disclosure                                            12

PART III.

Item 9.  Directors and Executive Officers                                     13

Item 10. Executive Compensation                                               14

Item 11. Security Ownership of Certain Beneficial Owners and Management       15

Item 12. Certain Relationships and Related Transactions                       15

PART IV.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K      16

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties, including these risks discussed in the section entitled "Item 6, Management's Discussion and Analysis or Plan of Operations - Forward Looking Statements" and elsewhere in the Annual Report on Form 10-KSB. The actual results that the Company achieves may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "future," "intends," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

         PART I

ITEM 1. BUSINESS

INTRODUCTION

         Piranha, Inc. (previously known as Classics International Entertainment, Inc.) (the "Company") was incorporated under the laws of the State of Delaware on November 20, 1992. By 1994, the Company had four subsidiaries: Moondog's, Inc., which on August 5, 1997, filed for protection under Chapter 7 of the Bankruptcy laws; Dream Factory, Inc., which on May 2, 1996, filed for protection under Chapter 7 of the Bankruptcy Laws; First Classics, Inc., the holder of a license for the exclusive use of the Classics Illustrated copyrights, trade names and other intangibles, excluding non-print media rights; and Classics Media Group, Inc., the exclusive licensee of the Classics Illustrated properties for non-print media purposes.

     The Dream Factory, Inc. and Moondog's, Inc. Bankruptcy cases were brought to closure in September, 1996 and January, 1997, respectively. First Classics, Inc. has limited activity, while Classics Media Group, Inc. is currently dormant.

         The Company essentially has been a non-operating entity since it discontinued its operations at the end of 1996. Beginning with the acquisition of Zideo on December 8, 1999 and IBP, Inc. on December 30, 1999, each of which is more fully explained elsewhere in this filing, the Company effectively changed its business emphasis.

         Upon changing its name to Piranha, Inc., the Company has become a technology company with a line of digital asset management products being developed for sale and/or licensing. The data compression software products under the new Piranha(TM) brand are designed to improve data transfer speeds across the Internet and to provide high quality image clarity at compression rates which the Company believes are higher than those presently available in the marketplace on a variety of platforms. These compression products are directed to Internet applications such as full motion streaming video, lossless image and text string compression, and highly compressed, high resolution static images.

         The Company's products are designed to support business-to-business, e-commerce and Internet related activities associated with advanced business-to-consumer on-line shopping applications. Piranha(TM) technology and its resulting application developments are expected to provide a methodology to support the emerging e-commerce market demand for solutions to the traditional bottlenecks and time delays associated with the e-commerce shopping experience that the Company believes are superior to those presently available. The Company believes that its technology will provide the finest video-on-demand solution for the Internet with full screen (up to 640 x 480), full motion viewing using only one file for all connections. Products expected to be available in the spring of 2000 include:

o Piranha Net(TM) - This web based product is expected to allow commercial web sites to download up to 50 times faster than what is currently available. A page that currently takes 50 seconds is expected to take as little as 1 second with the Piranha Net(TM) product. Piranha Net(TM) utilizes Piranha's proprietary lossless and lossy data compression algorithms.

o Piranha Byte(TM) - This Streaming FTP lossless data compression product is used for downloading files to or from a server or user. A multitude of file types can be delivered for archival or immediate use at compression rates and data transfer speeds substantially greater than current competitive products.

o Piranha Stream(TM) - This product is a plug-in or browser-based full-motion, full-screen video product with several audio codecs available, including Piranha Audio(TM) featuring low bandwidth and high quality. It is anticipated that any audio audio codec product can be incorporated into Piranha Stream(TM). Individual frames are compressed at a measurable ratio of 692:1 The images are compressed twice utilizing existing player technology making the decompressed frames broadband suitable.

     Products that are expected to debut in the second half of 2000:

o An e-commerce application covering transaction, data mining, and other e-commerce disciplines.

o A product combining all Piranha(TM) technologies into one suite of tools to handle enterprise solutions for the largest customer. This product will include data base interfacing with Oracle and other enterprise data warehouse software.

o An affordable software rental that offers a variety of solutions from a full suite of products to a smaller version designed to meet the specific needs of the customer.

o Increased processing power delivered through custom DSP chip integration for tailored hardware/software solutions.

All Piranha(TM) software products have been developed on the Linux operating system and have been successfully ported to Microsoft and Apple operating platforms.

General Business Developments During Last Fiscal Year

ACQUISITION OF IBP, INC.

         On December 30, 1999, the Company acquired all of the capital stock of IBP through a merger of its subsidiary, Classics Acquisition Corp., Inc. with and into IBP. As a result of this acquisition, IBP became a wholly-owned subsidiary of the Company. The two stockholders of IBP received an aggregate of 3,490,000 pre-reverse split shares (1,000,000 post split shares) of Common Stock in exchange for all of the capital stock of IBP. The IBP acquisition was intended to qualify as a tax-free exchange pursuant to Section 368 of the Internal Revenue Code. IBP was a private company owned by two persons, Mr.

Michael Steele and Mr. Carey Lotzer.

         The  Company's  Board  of  Directors  determined  to  proceed  with the acquisition in order to obtain certain technology owned by IBP and its shareholders regarding proprietary lossless and lossy data compression algorithms. None of the technology was subject to a patent or trademark.

         In connection with the acquisition, Messrs. Lotzer and Steele entered into employment agreements with the Company. Mr. Lotzer entered into a two-year employment contract on November 16, 1999 at an annual salary of $150,000 in year one and $200,000 in year two. Mr. Lotzer will serve in the capacity of Chief Scientist and is expected to be appointed to the Board of Directors in an annual alternation with Mr. Steele at some time in the future. As part of his employment agreement, the Company committed to grant Mr. Lotzer options to purchase 200,000 performance based stock options at the strike price of $1.35 per share as well as 100,000 incentive based stock options at a strike price of $5.00 per share.

         Mr. Steele entered into a two-year employment contract on November 16, 1999 at an annual salary of $150,000 per year. Mr. Steele will serve in the capacity of Chief Information Officer and is expected to be appointed to the Board of Directors in an annual alternation with Mr. Lotzer at some time in the future. As part of his employment agreement, the Company committed to grant Mr. Steele options to purchase up to 200,000 performance based stock options at the strike price of $1.35 per share as well as 100,000 incentive based stock options at a strike price of $5.00 per share.

ACQUISITION OF ZIDEO.COM, INC.

         On December 8, 1999 the Company acquired all of the capital stock of Zideo.com, Inc. ("Zideo") for cash. Zideo was a private, wholly-owned subsidiary of DigiByte Corporation ("DigiByte") of Chicago, Illinois. As a result of the acquisition, Zideo became a subsidiary of the Company. Through December 31, 1999 DigiByte was paid $350,000 in cash of the total price of $750,000 in exchange for all of its capital stock of Zideo. The note outstanding at December 31, 1999 in the amount of $400,00 was fully paid in two installments; $250,000 on January 21, 2000 and $150,000 on February 16, 2000.

         The Board of Directors determined to proceed with the acquisition in order to obtain certain licensing rights to technology owned by DigiByte. Additionally, the Board of Directors determined that the Zideo.com brand, the potential Internet marketing opportunities associated with Zideo.com and the acquisition of certain personnel associated with Zideo and its parent, DigiByte, as a result of the acquisition, would be beneficial to the Company.

FILING OF REPORTS UNDER THE SECURITIES AND EXCHANGE ACT

         In November, 1999 the Company filed its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 as well as its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999. The Company had been delinquent in its filings with the Commission.

CORPORATE NAME CHANGE

         The Board of Directors received written consents from stockholders holding 11,380,291 shares of Common Stock (60.3% of the then issued and outstanding shares) authorizing a change in the name from Classics International Entertainment Inc. to Piranha, Inc. On January 11, 2000, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to change the corporate name, which was subsequently filed with the Delaware Secretary of State.

         The Board believes that the name change will more accurately reflect the nature of the Company's newly directed business activities. Specifically, Piranha products constitute a symbolic representation of the intention of the Company's technology focus to "take a byte out of" data file structures. Data compression science represents the primary and central focus of the newly structured company. Furthermore, the Company will be focusing on Internet commerce. Piranha products are more reflective of Internet names and representations.

INCREASE IN AUTHORIZED SHARES

         The Board of Directors received written consents from stockholders holding 11,380,291 shares of Common Stock (60.3% of the then issued and outstanding shares) authorizing an increase in the authorized Common Stock from 30,000,000 shares to 100,000,000 shares. On January 11, 2000, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares to 100,000,000 shares.

         The Board approved the increase in authorized shares of Common Stock because it believes that the Company will need additional shares for future possible transactions such as acquisitions, to issue additional options to employees, to issue additional convertible securities such as warrants to consultants, and to have available shares in the event that the Company determines it should raise additional equity.

REVERSE STOCK SPLIT

         The Board of Directors received written consents from stockholders holding 11,380,291 shares of Common Stock (60.3% of the then issued and outstanding shares) authorizing a reverse stock split so that each 3.49 outstanding shares were converted into 1 (one) share of Common Stock outstanding ("Reverse Stock Split"). On January 11, 2000, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to effectuate the Reverse Stock Split.

         No fractional shares of new Common Stock were issued for any fractional share interest. Rather, each stockholder who would otherwise have received a fractional new share of Common Stock as a result of the Reverse Stock Split received the nearest whole share rounded up.

     Through February 25, 2000 quotes for the Company's Common Stock were available under the symbol CIEI. On February 25, 2000, the high and low price of the Common Stock was $4.00 and $6.0625, respectively, and the closing price was $3.6875. Effective with the Reverse Stock Split on February 28, 2000, quotes for the Company's Common Stock were available under the symbol BYTE. On February 28, 2000, the high and low price of the Common Stock was $20.00 and $10.00, respectively, and the closing price was $13.50.

         The Board is considering filing an application with NASDAQ for inclusion of the Common Stock for listing on the NASDAQ National or SmallCap Market. The Board believes that if the Common Stock were listed on the NASDAQ it would be beneficial to both current and future investors because it would increase liquidity in the Common Stock. Additionally, future acquirers of the Common Stock would be more willing to accept shares of the Common Stock if it were traded on a more widely recognized market. The Board believes that the Company's ability to complete transactions such as acquisitions or mergers in which a party will be receiving shares of Common Stock will be enhanced if the Common Stock is listed on NASDAQ.

         Under the rules of the SmallCap Market, a company's Common Stock must have a minimum bid price of $4.00. The rules of the NASDAQ National Market require a minimum bid price of at least $5.00 per share. As there are certain other criteria to obtain listing on NASDAQ, including subjective criteria in the discretion of NASDAQ, there can be no assurance that the Company's application, if any, to NASDAQ will be accepted.

         Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors. No dividends on Common Stock have ever been paid by the Company, however, and the Company presently intends to retain all future earnings, if any, for the expansion of its business and consequently does not presently intend to pay cash dividends.

COMPETITION

         The Company is in a highly competitive market. The Company competes with major software developers as well as numerous smaller companies producing one or more competitive products. A number of these competitors are significantly larger than the Company and have significantly greater financial and other resources at their disposal. The Company's products compete with those of PKZip, Stuffit, WinZip, Sorensson, MPEG, Real, Cinepak, Indeo and others.

         Competition for Internet products and services is intense. As the market for e-commerce grows, the Company expects that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. The Company's financial and operating success depends, among other things, on the success of its products and services. If those products and services fail to keep pace with the rapid changes in technology and customer and supplier demands, the Company may not become or remain profitable. There can be no assurance that the products and services of the Company will achieve market acceptance or commercial success, nor that the Company will be successful.

         Furthermore, the market in which the Company competes is subject to rapid technological change and is significantly affected by new product introductions and other market activities of industry participants. There are relatively few barriers to entry in the digital asset management market and the Company expects competition to persist and intensify in the future. The Company believes that the principal competitive factors affecting its market include speed of implementation, price, knowledge of the industry, core technology, ability to implement a solution with existing technology and financial capacity of its potential customers. Although the Company believes that its solutions currently compete favorably with respect to several of these factors, the Company's market is relatively new and is evolving rapidly. The Company may not be able to maintain any significant competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

PRODUCT DEVELOPMENT

         The Company has become a technology company with a line of digital asset management products being developed for sale and/or licensing. The data compression software products under the new Piranha(TM) brand are designed to improve Internet speed and to provide image clarity at compression rates which the Company believes are higher than those presently available in the marketplace on a variety of platforms. These compression products are directed to Internet and high end graphic and text applications such as full motion streaming video, lossless image and text string compression and highly compressed, high resolution static images.

         The Company's products are designed to support business-to-business, e-commerce and Internet related activities associated with advanced business-to-consumer on-line shopping applications. Piranha(TM) technology and its resulting application developments are expected to provide a methodology to support the emerging e-commerce market demand for solutions to the traditional bottlenecks and time delays associated with the e-commerce shopping experience, that the Company believes are superior to those presently available. The Company believes that its technology will provide the first real video-on-demand solution for the Internet with full screen (up to 640 x 480), full motion viewing using only one file for all connections. Products expected to be available in the spring of 2000 include:

o Piranha Net(TM) - This web based product is expected to allow commercial web sites to download up to 50 times faster than what is currently available. A page that currently takes 50 seconds is expected to take as little as 1 second with the Piranha Net(TM) product. Piranha Net(TM) utilizes Piranha's proprietary lossless and lossy data compression algorithms.

o Piranha Byte(TM) - This Streaming FTP lossless data compression product is used for downloading files to or from a server or user. A multitude of file types can be delivered for archival or immediate use at compression rates and data transfer speeds substantially greater than current competitive products.

o Piranha Stream(TM) - This product is a plug-in or browser-based full-motion, full-screen video product with several audio codecs available, including Piranha Audio(TM) featuring low bandwidth and high quality. It is anticipated that any audio audio codec product can be incorporated into Piranha Stream(TM). Individual frames are compressed at a measurable ratio of 692:1 The images are compressed twice utilizing existing player technology making the decompressed frames broadband suitable.

     Products that are expected to debut in the second half of 2000:

o An e-commerce application covering transaction, data mining, and other e-commerce disciplines.

o A product combining all Piranha(TM) technologies into one suite of tools to handle enterprise solutions for the largest customer. This product will include data base interfacing with Oracle and other enterprise data warehouse software.

o An affordable software rental that offers a variety of solutions from a full suite of products to a smaller version designed to meet the specific needs of the customer.

o Increased processing power delivered through custom DSP chip integration for tailored hardware/software solutions.

         All Piranha(TM) software products have been developed on the Linux operating system and have been successfully ported to Microsoft and Apple operating platforms.

Employees

         As of December 31, 1999, the Company employed 10 full-time employees, 6 of whom were employed in research and development, and 4 in general and administrative capacities. None of the Company's employees are subject to collective bargaining agreements and the Company considers its relationships with its employees to be good.

ITEM 2.  Description of Properties

         The Company's principal offices are located at 1350 North Lake Shore Drive, Suite 315 South, Chicago, IL 60610. Research and development facilities are located in Dallas, Texas. Sales activities are conducted throughout the Company's various offices.

ITEM 3.  Legal Proceedings

  In July 1994, the Company discharged four officers of its Dream Factory subsidiary. The officers who were discharged commenced an action against the Company seeking damages arising out of the alleged wrongful termination of their employment. The Company subsequently settled the claims of two officers for $600,000. The Company is engaged in settlement negotiations with the remaining two officers, and has accrued a provision of $700,000 in the accompanying consolidated financial statements.

         The Company was a defendant in the case of Benjamin B. LeCompte, III v. Classics International Entertainment, Inc., in the United States District Court for the Northern District of Illinois, Eastern Division. This case involved a claim by LeCompte that the Company owed him 573,066 shares of Common Stock pursuant to an alleged conversion of a promissory note into said shares. The note, in the principal amount of $200,000, and the accrued interest thereon, are included in the accompanying consolidated financial statements. As of April 3, 2000 this case has been dismissed for a lack of jurisdiction.

         The Company is subject to various federal, state and local laws affecting its business. We believe that we are in material compliance with all applicable laws and regulations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable. No matters were submitted to a vote of the Company's security-holders in 1999.

         PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET

         Upon the effectiveness of the Company's initial public offering on October 19, 1993, the Company's Common Stock commenced trading on the Small Cap Market of the NASDAQ Stock Market ("NASDAQ") under the symbol "CIEI." Effective June 30, 1996, the Common Stock was delisted. It has subsequently been traded on the OTC Bulletin Board. Effective October 20, 1999, the Company was notified by the OTC of delisting from the Bulletin Board due to non-filing of required reports under the Securities and Exchange Act of 1934. In November 1999, Classics filed its 10-KSB and 10-QSB's to become in compliance with reporting requirements of the Exchange Act. From September 23, 1999 until October 20, 1999, the Company's stock traded under the symbol "CIEIE." Effective January 6, 2000, the Common Stock commenced trading on the OTC Bulletin Board under the symbol "CIEI," and continued trading under this symbol through the close of business on February 25, 2000. Effective February 28, 2000 the Common Stock commenced trading on the OTC bulletin Board under the symbol "BYTE." The following is the range of high and low bid prices, adjusted for the 1:3.49 reverse stock split, for the Company's stock for the periods indicated below:

COMMON STOCK                                    HIGH      LOW
                                                 $         $

Fiscal Year 1997:

     1st Quarter ........................       .767      .209
     2nd Quarter ........................       .366      .175
     3rd Quarter ........................       .244      .209
     4th Quarter ........................       .279      .140

Fiscal Year 1998:

     1st Quarter ........................       .140      .105
     2nd Quarter ........................       .105      .070
     3rd Quarter ........................       .070      .035
     4th Quarter ........................       .035      .017

Fiscal Year 1999:

     1st Quarter ........................      1.012     1.012
     2nd Quarter ........................       .820      .558
     3rd Quarter ........................      2.478     2.408
     4th Quarter ........................     13.303     8.404

         The above quotations represent prices between dealers; do not include retail mark-ups, mark-downs, or commissions; and do not necessarily represent actual transactions.

APRROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         The number of record holders of the Company's Common Stock is 132. Such number of record owners was determined from the Company's stockholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are more than 2,750 beneficial holders of the Company's Common Stock.

         To date, the Company has paid $138,375 of dividends on the Series A preferred stock, however, the amounts which were due for the quarter ended December 31, 1995, and all subsequent amounts have not yet been declared or paid, nor have any amounts to date relating to the Series B and Series C preferred stock been declared or paid.

         The Company intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors, subject to the existence of any covenants restricting the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         In November and December 1999, the Company entered into various subscription agreements with accredited investors for the issuance of 1,288,889 shares of Common Stock. The subscription agreements called for a total subscription amount of $3,200,00 to be paid, of which $2,400,000 was paid as of December 31, 1999. The $800,000 stock subscription receivable at December 31, 1999 was fully paid as of the filing of this report.

         In connection with the IBP acquisition, the Company issued 1,000,000 shares of stock to the two principals of IBP in exchange for all of their capital stock of IBP.

         In March, 2000, 851,421 shares of Common Stock were issued upon the exercise of warrants. There are additional warrants outstanding which provide for the issuance of 500,000 shares, upon exercise, at a price of .14 per share.

These warrants expire in February 2001.

         The foregoing shares were offered and sold without registration under the Securities Act of 1933 as not involving any public offering.

         The sale, or availability for sale, of substantial additional amounts of Common Stock in the public market could materially adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities or debt financing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto appearing in this report.

OVERVIEW

OUR BUSINESS

         Piranha, Inc.(TM) has become a technology company with a line of digital asset management products being developed for sale and/or licensing. The data compression software products under the new Piranha(TM) brand are designed to improve Internet speed and to provide image clarity at compression rates which the Company believes are higher than those presently available in the marketplace on a variety of platforms. These compression products are directed to Internet applications such as full motion streaming video, lossless image and text string compression and highly compressed, high resolution static images.

         The Company's products are designed to support business-to-business, e-commerce and Internet related activities associated with advanced business-to-consumer on-line shopping applications. Piranha(TM) technology and its resulting application developments are expected to provide a methodology to support the emerging e-commerce market demand for solutions to the traditional bottlenecks and time delays associated with the e-commerce shopping experience that the Company believes are superior to those presently available. The Company believes that its technology will provide the first real video-on-demand solution for the Internet with full screen (up to 640 x 480), full motion viewing using only one file for all connections. Products expected to be available in the spring of 2000 include:

o Piranha Net(TM) - This web based product is expected to allow commercial web sites to download up to 50 times faster than what is currently available. A page that currently takes 50 seconds is expected to take as little as 1 second with the Piranha Net(TM) product. Piranha Net(TM) utilizes Piranha's proprietary lossless and lossy data compression algorithms.

o Piranha Byte(TM) - This Streaming FTP lossless data compression product is used for downloading files to or from a server or user. A multitude of file types can be delivered for archival or immediate use at compression rates and data transfer speeds substantially greater than current competitive products.

o Piranha Stream(TM) - This product is a plug-in or browser-based full-motion, full-screen video product with several audio codecs available, including Piranha Audio(TM) featuring low bandwidth and high quality. It is anticipated that any audio audio codec product can be incorporated into Piranha Stream(TM). Individual frames are compressed at a measurable ratio of 692:1 The images are compressed twice utilizing existing player technology making the decompressed frames broadband suitable.

     Products that are expected to debut in the second half of 2000:

o An e-commerce application covering transaction, data mining, and other e-commerce disciplines.

o A product combining all Piranha(TM) technologies into one suite of tools to handle enterprise solutions for the largest customer. This product will include data base interfacing with Oracle and other enterprise data warehouse software.

o An affordable software rental that offers a variety of solutions from a full suite of products to a smaller version designed to meet the specific needs of the customer.

o Increased processing power delivered through custom DSP chip integration for tailored hardware/software solutions.

All Piranha(TM) software products have been developed on the Linux operating system and have been successfully ported to Microsoft and Apple operating platforms.

PURCHASE ACCOUNTING EFFECTS.

         The Zideo and IBP acquisitions were accounted for using the purchase method of accounting. The aggregate acquisition costs (including assumption of liabilities and transaction expenses) of approximately $11.5 million have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the date of acquisition. The allocation of the purchase price of the assets acquired in the acquisitions will result in a significant increase in the Company's future annual amortization expense.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

LOSS FROM CONTINUING OPERATIONS

         The loss from continuing operations for the year ended December 31, 1999 was $1,105,327, and is attributable primarily to the change in the Company's business. The Company discontinued its operations at the end of 1996. Hence there are no losses from continuing operations in the year ended December 31, 1998.

LOSS FROM DISCONTINUED OPERATIONS

         There was no loss from discontinued operations for the year Ended December 31, 1999, compared to a loss of $21,882 for the year ended December 31, 1998.

EXTRAORDINARY GAIN - EXTINGUISHMNET OF DEBT

         The gain resulting from the extinguishment of debt was $51,132 for the year ended December 31, 1999 and $218,515 for the year ended December 31,1998.

NET GAIN (LOSS)

     The net loss was $1,054,195 for the year ended December 31, 1999 compared to a gain of $196,633 for the year ended December 31, 1998.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

     The net loss applicable to common stock was $1,217,995 for the year ended December 31, 1999 compared to net income of $32,833 for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had a working capital deficiency of $1,555,208.

         The Company anticipates that its principal use of cash will be to fund research and development, ongoing operations, and working capital requirements. Based upon current and anticipated levels of operations, the Company believes that its cash position, plus the cash due pursuant to executed subscription agreements, will be adequate to meet the Company's anticipated requirements for at least the next twelve months. The Company cannot give any assurances, however, that the business will ultimately generate sufficient cash flow from operations in the future to enable the Company to sustain operations. As such, the inability to obtain additional financing could have a materially adverse impact on the Company.

YEAR 2000 COMPLIANCE

         To date, the Company has not incurred any significant problems associated with the inability of software applications and operational programs not properly recognizing calendar dates in the year 2000 in the following areas:
(1) accounting and reporting systems, (2) office automation and contact management software, (3) systems of third party vendors incorporated into the Company's developmental products, and (4) the Company's developmental products.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties, including the risks discussed in this section and elsewhere in the Annual Report on Form 10-KSB. The actual results that the Company achieves may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Word such as "believes," "anticipates," "expects.," "future," "intends," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

These factors include, among other things, the following:

(1) changes in general economic conditions in the United States and elsewhere;

(2) the Company's failure to develop or otherwise successfully introduce its products;

(3) decreases in the current or planned levels of spending for products under development by the Company's anticipated customer base;

(4) increased competition in the markets in which the Company's products are intended;

(5) the Company's inability to successfully integrate its products with those of other software and technology providers;

(6)      changes in the regulatory environment; and

(7) various other factors beyond the Company's control.

         If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially and adversely from those expected, estimated or projected. The Company undertakes no obligation to revise any of these forward-looking statements to reflect future events or circumstances.

ITEM 7.  FINANCIAL STATEMENTS

                  See attached financial statements.

ITEM 8.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable

         PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

         The sole director of the Company is Richard S. Berger, age 66. He holds office until the next annual meeting of stockholders or until his successor is elected and qualified.

         RICHARD S. BERGER has been the Company's Director since November 1992. Mr. Berger has previously been a self-employed business consultant in various industries including: technology, cable television, publishing, production of animated movies and commercials, plastics manufacturing, machining (tool and die companies), environmental companies (waste water treatment, contaminated soil removal, and CFC removal), and retailing (niche retailing such as Big & Tall men's stores, and pop culture stores).

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

                                                                                  -------------------------- ------------ ----------
                              ANNUAL COMPENSATION                                    AWARDS                  PAYOUTS


--------------------- ------------ ------------- -------------- ------------- ------------- ------------ ------------ ----------
(a)                       (b)          (c)           (d)            (e)           (f)           (g)          (h)          (i)
                                                                                                             Long-term

                                                                    Other         Restricted                 Incentive    All Other

 NAME AND PRINCIPAL                    SALARY                       Annual        Stock         Options/     Plan         Compen-
                                       ------
   POSITION               YEAR         ($)           BONUS($)       COMPEN-       AWARD(S)($)   SARS(#)      PAYOUTS ($)  SATION
 -------------            ----         ---           --------              -----  -----------   -------      -----------  ------
                                                                    SATION($)

                                                                    ---------
========================= ============ ============= ============== ============= ============= ============ ============ ==========
Richard S. Berger,        1999         $     0       0              0             0             0            0            0
 Chairman (1,2)           1998         $ 8,000       0              0             0             0            0            0
                          1997         $32,000       0              0             0             0            0
========================= ============ ============= ============== ============= ============= ============ ============ ==========

(1)      See also "Certain Relationships and Related Transactions."

(2) No cash compensation has been paid since July, 1996.The unpaid amount has been accrued and is reflected in the December 31, 1999 financial statements.

         Option/SAR Grants in Last Fiscal Year
(Individual Grants)

          No options or stock appreciation rights were issued in the last fiscal year, nor are any outstanding as of December 31, 1999.

Employee Benefit Plans

         1992 Employee Stock Option Plan

         In November, 1992 the Company adopted the 1992 Employee Stock Option Plan (the "Option Plan"). The Option Plan was amended in September, 1993 to include additional options under the Option Plan. The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company to purchase an aggregate of 1,000,000 shares of Common Stock. The Option Plan is administered by the Board of Directors or a committee of the Board of Directors (the "Option Committee") whose members are not entitled to receive options under the Option Plan. The Option Committee has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the Option Plan. Options granted under the Option Plan may or may not be "incentive stock options" as defined in
Section 422 of the Code ("Incentive Options") depending upon the terms established by the Option Committee at the time of grant, but the exercise price of options may not be less than 100% of the fair market value of the Company's Common Stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the outstanding Common Stock). Options may not be exercised more than 10 years after the grant. Options granted under the Option Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the Option Plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. No options are outstanding as of December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 1999, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, and (iii) all officers and Directors as a group:

         ==================================================================
                                           AMOUNT AND
                                           NATURE OF

         NAME AND ADDRESS                  BENEFICIAL       PERCENTAGE
         OF BENEFICIAL OWNER               OWNERSHIP(1)     OF CLASS

         ==================================================================
         Richard S. Berger                 1,472,347            22.0%
         1350 North Lake Shore Drive
         #315 S.
         Chicago, IL 60610

         ==================================================================
         Cary Lotzer                         660,000             9.9%
         1930 Palace Drive
         Grand Prairie, TX 75050

         ==================================================================
         Michael Steele                      340,000             5.1%
         2602 Palisades Place
         Mesquite, TX 75181

         ==================================================================
         All officers and directors        2,472,347            37.0%
         as a group (5 person)               (1)
         ==================================================================

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all shares of Common Stock beneficially owned by them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company was previously provided with office and administrative facilities under an informal arrangement with a principal shareholder. Amounts charged to operations for such services amounted to $7,500 and $10,500 in 1999 and 1998, respectively.

         PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       FINANCIAL STATEMENTS

         The following financial statements of the Company are attached pursuant to Part II, Item 7:

                                                                           PAGE

         Index to Financial Statements                                       F-1

         Report of Independent Auditor                                       F-2

         Consolidated Balance Sheet                                          F-3
                  December 31, 1999

         Consolidated Statement of Operations -                              F-4
                  Years ended December 31, 1999 and 1998

         Consolidated Statement of Stockholders'                             F-5
                  Equity - Years ended December 31, 1999 and 1998

         Consolidated Statement of Cash Flows -                              F-6
                  Years ended December 31, 1999 and 1998

         Notes to Consolidated Financial Statements                   F-7 - F-12
                  Years ended December 31, 1999 and 1998

2.       FINANCIAL STATEMENT SCHEDULES

         None

3.       EXHIBITS

         The exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated by reference.

4.       REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the year ended December 31, 1999. A report on Form 8-k was filed on March 15, 2000.

EXHIBIT NO.          DESCRIPTION

*3.1.2                     Amendment  to  Certificate  of  Incorporation  of the
                           Registrant,   incorporated   by   reference   to  the
                           Registrant's Form 8-K filed March 15, 2000.

*10.44 Merger Agreement with IBP and Classics Acquisition Corp., incorporated by reference to the Registrant's Form 8-K filed March 15, 2000.

*10.45                     Acquisition   of   Zideo.com,  Inc.  incorporated  by
                           reference  to  the  Registrant's  Schedule  14C filed

                           February 9, 2000.

22.1.2                     Subsidiaries of the Registrant

27                         Financial Data Schedule

                                 Exhibit 22.1.2

                         Subsidiaries of the Registrant

NAME                                                     STATE  OF INCORPORATION

----                                                     -----------------------
First Classics, Inc.                                     Delaware

Classics Media Group, Inc.                               New York

IBP, Inc.                                                Nevada

Zideo.Com, Inc.                                          Delaware

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PIRANHA, INC.

                                                  BY:
                                                /S/ Richard S. Berger
                                                    Richard S. Berger
                                                    Sole Director and
                                                    Principal Accounting Officer

Dated: April 3, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

NAME AND POSITION                                    DATE


                                                     April 3, 2000


/S/ Richard S. Berger
    Richard S. Berger
    Sole Director and
    Principal Accounting Officer

                                  PIRANHA, INC.

               FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS                                                F-1

INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED BALANCE SHEET                                                   F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                        F-4

CONSOLIDATED STATEMENTS OF CHANGES IN                                        F-5
STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7 - F-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Piranha, Inc.,
Chicago, Illinois

         We have audited the accompanying consolidated balance sheet of Piranha, Inc., (formerly Classics International Entertainment, Inc.and Subsidiaries)as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Piranha Inc., (formerly Classics International Entertainment Inc. and Subsidiaries) as of December 31, 1999 and the results of their operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                   /s/ Feldman, Sherb, Horowitz & Co., P.C. Feldman, Sherb, Horowitz & Co., P.C. Certified Public Accountants

New York , NY
April 3, 2000

        PIRANHA, INC, FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS

     Cash                                                   $        333,879
     U.S. Government Securities                                    1,291,508
     Stock subscriptions receivable                                  800,000
     Prepaid expenses                                                 13,395
                                                                 -----------

              TOTAL CURRENT ASSETS                                 2,438,782

PROPERTY AND EQUIPMENT                                                48,243

INTANGIBLES                                                       11,538,125

                                                                 -----------
                                                            $     14,025,150

                                                                 ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                       $      1,388,225
     Dividends payable                                               652,650
     Accrued liabilities                                           1,125,954
     Stockholder loans and other notes payable                       827,161
                                                                 -----------
              TOTAL CURRENT LIABILITIES                            3,993,990

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock                          $      2,012,488
     Common stock, $.001 par  value,
     100,000,000 shares authorized;

     6,695,455 shares issued and outstanding             6,695
     Additional paid-in capital                     26,192,299
     Stock subscription receivable                     (44,500)
     Accumulated deficit                           (18,135,822)

                                                   ------------
              TOTAL STOCKHOLDERS' EQUITY                          10,031,160

                                                                  ----------
                                                                  14,025,150
                                                                  ==========





               See notes to the consolidated financial statements


                         PIRANHA, INC, AND SUBSIDIARIES

     (FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                                        1999          1998
                                                                 -------------  -----------
                                                                                      C>


REVENUES                                                       $         0       $     0

COSTS AND EXPENSES

 General and administrative                                          360,164
 Provision for settlement of litigation                              700,000
 Interest expense - net                                               44,741
 Depreciation                                                            422
                                                                 -------------  ------------
        TOTAL COSTS AND EXPENSES                                   1,105,327           0

Loss from continuing operations                                   (1,105,327)          0

Loss from discontinued operations                                        0         (21,882)

Extraordinary gain - extinguishment of debt                           51,132       218,515
                                                                  -------------  ------------
Net gain (loss)                                                   (1,054,195)      196,633

Preferred stock dividends                                           (163,800)     (163,800)
                                                                  -------------  ------------

Net income (loss) applicable to common stock                   $  (1,217,995)    $  32,833
                                                                  =============  ===========


Basic and Diluted Income (Loss) Per Common Share:

Loss from continuing operations                                $        (0.29)   $    (0.04)

Loss from discontinued operations                                        0.00          0.00

Extraordinary gain - extinguishment of debt                              0.01          0.05

                                                                    -------------  ------------
Net income (loss) per common share - basic and diluted         $        (0.28)   $     0.01
                                                                    =============  ============


Weighted average common shares outstanding                           4,415,577     4,406,566
                                                                    =============  ============




                      See notes to the consolidated financial statements

                         PIRANHA, INC. AND SUBSIDIARIES
     (FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                          Additional
                                      Preferred        Common Stock       Paid-in     Subscription    Accumulated
                                        Stock        Shares     Amount    Capital     Receivable       Deficit           Total
                                      ----------   ---------- ---------  ------------ ----------      ------------     ------------

BALANCE -  JANUARY 1, 1998         $  2,012,488  $15,378,916  $ 15,379  $ 12,495,490   $ (44,500)   $  (16,950,660) $    (2,471,803)

Effect of reverse stock split                     10,972,350   (10,972)       10,972

Net income                                                                                                 196,633          196,633

                                     ----------   ----------  ----------  -----------  ----------    -------------    --------------
Restated -  January 1, 1998           2,012,488    4,406,566     4,407    12,506,462     (44,500)      (16,950,660)      (2,471,803)

Preferred dividends                                                                                       (163,800)        (163,800)

Net income                                                                                                 196,633          196,633

                                     ----------   ----------  ----------  -----------  ----------    -------------    --------------
BALANCE -  DECEMBER 31, 1999          2,012,488    4,406,566      4,407   12,506,462     (44,500)      (16,917,827)      (2,438,970)

 Stock issuances - acquistion                      1,000,000      1,000                                                  10,487,125

 Stock issuances - cash                            1,288,889      1,288    3,198,712                                      3,200,000

 Preferred dividends                                                                                     (163,800)         (163,800)

 Net loss                                                                                              (1,054,195)       (1,054,195)
                                    ------------------------------------------------------------------------------------------------
Balance - December 31, 1999       $ 2,012,488    $ 6,695,455    $ 6,695  $26,192,299   $(44,500)     $(18,135,822)      $10,031,160
                                    =========      =========      =====   ==========    ========       ==========        ==========



                 See notes to consolidated financial statements

                         PIRANHA, INC. AND SUBSIDIARIES
     (FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                      -----------------------------------
                                                                                           1999               1998
                                                                                      ----------------   ----------------



CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                                $      (1,054,195) $         196,633
   Depreciation                                                                                   422
   Loss from discontinued operations                                                                              21,882
   Provision for settlement of debt                                                           700,000
   Extraordinary gain -extinguishment of debt                                                 (51,132)          (218,515)
   Adjustments to reconcile net income (loss) to net cash used in operations:

     Increase in prepaid expenses                                                             (13,395)
     Increase in accounts payable and accrued liabilities                                      67,036
                                                                                      ----------------   ----------------


NET CASH USED IN OPERATING ACTIVITIES                                                        (351,264)                 0
                                                                                      ----------------   ----------------


CASH FLOWS USED IN INVESTING ACTIVITIES:

  Purchase of property and equipment                                                          (48,665)
  Cash payments in connection with acquisitions                                              (400,000)

                                                                                      ----------------   ----------------

      TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES                                          (448,665)                 0
                                                                                      ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Investment in U.S. Government Securities                                                 (1,291,508)
  Increase in stockholder loans and other notes payable                                        25,316
  Proceeds from the sale of common stock                                                    2,400,000
                                                                                      ----------------   ----------------
      TOTAL CASH FLOWS FROM FINANCING ACTIVITES                                             1,133,808                  0

NET INCREASE IN CASH                                                                          333,879                  0

CASH AT BEGINNING OF YEAR                                                                           0                  0
                                                                                      ----------------   ----------------

CASH AT END OF YEAR                                                                 $         333,879  $               0
                                                                                      ================   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

No cash paid during the year for interest and income taxes                          $               0  $               0
                                                                                      ================   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

  Issuance of stock and notes for acquisitions                                      $      11,138,125  $               0
                                                                                      ================   ================

  Issuance of stock for subscriptions receivable                                    $         800,000  $               0
                                                                                      ================   ================


          See notes to the consolidated financial statements

                     YEARS ENDED DECEMBER 31, 1999 AND 1998
1.       THE COMPANY
                    Piranha,  Inc.  (previously known as Classics  International
               Entertainment, Inc.) (the "Company") was incorporated under the laws of the State of Delaware on November 20, 1992. By 1994, the Company had four subsidiaries: Moondog's, Inc., which on August 5, 1997, filed for protection under Chapter 7 of the Bankruptcy laws; Dream Factory, Inc., which on May 2, 1996, filed for protection under Chapter 7 of the Bankruptcy Laws; First Classics, Inc., the holder of a license for the exclusive use of the Classics Illustrated copyrights, trade names and other intangibles, excluding non-print media rights; and Classics Media Group, Inc., the exclusive licensee of the Classics Illustrated properties for non-print media purposes.

                    The Dream Factory, Inc. and Moondog's, Inc. Bankruptcy cases were brought to closure in September, 1996 and January, 1997, respectively. First Classics, Inc. has limited activity, while Classics Media Group, Inc. is currently dormant.

                    The  Company  essentially  has been a  non-operating  entity since it discontinued its operations at the end of 1996. Beginning with the acquisition of Zideo on December 8, 1999 and IBP, Inc. on December 30, 1999, the Company effectively changed its business emphasis.

                    Upon changing its name to Piranha, Inc.(TM), the Company has become a technology company with a line of digital asset management products being developed for sale and/or licensing. The data compression software products under the new Piranha(TM) brand are designed to improve Internet speed and to provide image clarity at high compression rates.

                    In January,  2000 the Board of  Directors  received  written consents from a majority of stockholders authorizing (i) a change in the name from Classics International Entertainment Inc. to Piranha, Inc., (ii) an increase in the authorized Common Stock from 30,000,000 shares to 100,000,000 shares, and (iii) a reverse stock split so that each 3.49 outstanding shares were converted into one share of Common Stock outstanding.

                    Through  February 25, 2000 quotes for the  Company's  Common
               Stock were available under the symbol CIEI. Effective with the Reverse Stock Split on February 28, 2000, quotes for the Company's Common Stock were available under the symbol BYTE. These financial statements and the notes herein give retroactive effect to the reverse stock split.

2.       SIGNIFICANT ACCOUNTING POLICIES

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

                    c. Net  Income  (Loss) Per Share - Basic  income  (loss) per share was computed using the weighted average number of shares of outstanding common stock. Diluted per share amounts when applicable also include the effect of dilutive common stock equivalents from the assumed exercise of stock options.

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

                    e. Amortization of Intangibles - Amortization of the algorithms underlying the acquired intellectual property/trade secrets, as well as the brand name, and other trade secrets and intangibles, are recognized over a five year period beginning in the month of first commercial application.

                    f. Property and Equipment - Property and equipment is stated
               at cost. Depreciation is computed using the straight-line method over the estimated useful lives. Depreciation expense for the years ended December 31, 1999 and 1998 was $422 and $0, respectively.

                    g. Long-lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999 the Company believes that there has been no impairment of its long-lived assets.

                    h. Stock Based Compensation - The Company accounts for its stock option plan under APB Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB 25"). The Company has also adopted Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123 ) for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123, which was not applicable in 1999 and 1998.

3.       ACQUISITIONS

         a.  ACQUISITION OF IBP, INC.

               On December 30, 1999, the Company acquired all of the capital stock of IBP through a merger of its subsidiary with and into IBP. As a result of the acquisition, IBP became a wholly-owned subsidiary of the Company. The two stockholders of IBP received an aggregate of 1,000,000 shares of Common Stock in exchange for all of the outstanding capital stock of IBP. The purchase price of $10,788,125 consisted of the assumption of liabilities in the amount of $100,000 and the issuance of the aforementioned stock, valued at $10,688,125.


               In connection with the acquisition, the Company entered into a two year employment agreement with each of the selling stockholders of IBP at an annual salary to each individual of $150,000 in the first year and $200,000 in the second year. In addition, the Company committed to grant the sellers options to purchase an aggregate of 400,000 performance based stock options at the strike price of $1.35 per share as well as 200,000 incentive based stock options at a strike price of $5.00 per share. The options, when granted, may result in compensation expense being recorded to the extent the market price, when granted, exceeds the excise price.

         b. ACQUISITION OF ZIDEO.COM, INC.

               On December 8, 1999 the Company acquired all of the capital stock of Zideo.com, Inc. ("Zideo") from DigiByte Corporation ("DigiByte") of Chicago, Illinois. The purchase price of $750,000 consisted of cash in the amount of $250,000 and a note for $500,000, of which $100,000 was paid by December 31, 1999; the balance was paid in full as of February 16, 2000.

               The aforementioned acquisitions resulted in the Company acquiring intangible assets consisting of data compression technology of approximately $11,5000. The acquired companies had no previous revenue nor net income or loss and therefore pro forma financial information as if the companies were combined at the beginning of 1998 are not presented.

4.       ACCRUED LIABILITIES

                  At December 31, 1999, accrued liabilities consisted of the following:

          Consulting fees                                             $  134,583

          Interest                                                       142,900

          Provision for settlement of litigation                         700,000

          Other                                                          148,471
                                                                      ----------
            TOTAL                                                     $1,125,954
                                                                      ==========

5.       STOCKHOLDER'S LOANS AND OTHER NOTES PAYABLE

                  At December 31, 1999, stockholder loans and other notes payable consisted of the following:

          Stockholder loans, interest free,
          unsecured and payable on demand                               $ 95,161

          Notes  payable  with  interest  at 12% per annum,
          unsecured  and payable on demand                               332,000

          Acquisition  note payable with  interest
          at 4% per annum,  secured and payable in two
          installments, due in January and February, 2000                400,000
                                                                        --------

            TOTAL                                                      $ 827,161
                                                                       =========

6.       PREFERRED STOCK

                  At December 31, 1999, Preferred Stock consisted of 5,000,000 authorized shares of which the following were issued and outstanding:




                                                                   Common Shares
                                                                     Issuable on
            Preferred Stock                   Amount                 Conversion
          -----------------                 ----------             -------------


          Series A, 9% cumulative,
          convertible, redeemable; 220,000
          shares issued and outstanding
                                            $1,100,000                    63,038

          Series  B, 9%  cumulative,
          convertible, redeemable; 412,500
          shares issued and outstanding
                                               529,988                   165,445


          Series C, 4% cumulative,
          convertible, redeemable; 500
          shares issued and outstanding
                                               382,500                   229,227
                                             ---------                   -------


            TOTAL                         $  2,012,488                   555,950
                                             =========                   =======



                  At December 31, 1999, the Company had 555,950 common shares reserved for issuance upon conversion of Preferred Stock.

7.       EMPLOYEE STOCK OPTION PLAN

                  In November 1992, the Company adopted the 1992 Employee Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company to purchase an aggregate of 1,000,000 shares of Common Stock. The Option Plan is administered by the Board of Directors or a committee of the Board of Directors (the "Option Committee") whose members are not entitled to receive options under the Option Plan. The Option Committee has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the Option Plan. Options granted under the Option Plan may or may not be "incentive stock options" as defined in Section 422 of the Code ("Incentive Options") depending upon the terms established by the Option Committee at the time of grant, but the exercise price of options may not be less than 100% of the fair market value of the Company's Common Stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the outstanding Common Stock). Options may not be exercised more than ten years after the grant. Options granted under the Option Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the Option Plan, shares subject to canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. No options are outstanding as of December 31, 1999.

8.       INCOME TAXES

                  The following is a reconciliation of income taxes and amounts computed using the U.S. Federal statutory rate and the effective tax rate for the years ended December 31, 1999 and 1998:



                                                      1999               1998
                                                   ----------          -------


             Consolidated pre-tax income (loss)   $(1,054,000)       $ (197,000)
                                                    ==========         ========


         Tax (benefit) at Federal statutory rate      369,000           69,000

         Effect of permanent differences                8,000             0

         Effect of temporary differences              277,000            6,000

         Tax benefit not recognized                   654,000           75,000
                                                     --------          -------
         Taxes per financial statements            $     -           $    -
                                                     ========          =======



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

                  As of December 31, 1999, the Company had net operating loss carry forwards of approximately $14,600,000 expiring beginning in the year 2007. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code), which result in more than a 50 percent change in ownership.

9.       RELATED PARTY TRANSACTIONS

                  The Company was provided with office and administrative facilities under an informal arrangement with a principal shareholder. Amounts charged to operations for such services in 1999 and 1998 were $7,500 and $10,500, respectively.

10.      LICENSE AGREEMENTS

                  The Company has the exclusive and perpetual right to use certain trade names, copyrights, logos, trademarks and other intangible property related to Classics Illustrated and Classics Illustrated Juniors. The Company is obligated to remit royalties ranging from 3 percent to 10 percent, with a minimum of $3,000 per annum, of revenues derived from such rights.

11.      LITIGATION

                  In July 1994, the Company discharged four officers of its Dream Factory subsidiary. The officers who were discharged commenced an action against the Company seeking damages arising out of the alleged wrongful termination of their employment. The Company subsequently settled the claims of two officers for $600,000. The Company is currently engaged in settlement negotiations with the remaining officers, and has accrued a provision of $700,000 in the accompanying consolidated financial statements, but will vigorously defend this case in the absence of a settlement, and believes that it is without merit.

                  The Company was a defendant in the case of Benjamin B. LeCompte, III v. Classics International Entertainment, Inc., in the United States District Court for the Northern District of Illinois, Eastern Division. This case involved a claim by LeCompte that the Company owed him 573,066 shares of Common Stock pursuant to an alleged conversion of a promissory note into said shares. The note, in the principal amount of $200,000, and the accrued interest thereon, are included in the accompanying consolidated financial statements. As of April 3, 2000 this case has been dismissed for a lack of jurisdiction.

12.      EXTRAORDINARY GAIN - EXTINGUISHMENT OF DEBT

                  In January 1998, Moondog's bankruptcy case was closed resulting in the cancellation of liabilities of $218,515. The transaction is reflected in the 1998 financial statements as an extraordinary gain from the extinguishment of debt.

                  In October 1999, the Company settled certain outstanding accounts payable for $15,000, resulting in an extraordinary gain of $51,132 from the extinguishment of debt.

13.      STOCK SUBSCRIPTIONS RECEIVABLE

               Stock subscriptions receivable at December 31, 1999 of $800,000, were collected in full as of March 14, 2000.

14.      CONCENTRATION OF RISK

               The company maintained cash balances in excess of the Federally insured ("FDIC") limit of $100,000. Such excess approximated $230,000 at December 31, 1999.

15.      SUBSEQUENT EVENT

               On March 23, 2000, 851,421 shares of Common Stock were issued upon the exercise of warrants. There are additional warrants outstanding which provide for the issuance of 143,267 shares, upon exercise, at a price of $1.74 per share. These warrants expire in February 2001.