Form 10QSB
period 2000-03-31
PIRANHA INC
filed 2000-05-15
CIK 894789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 | X |   EXCHANGE ACT OF 1934 [FEE REQUIRED]



FOR THE QUARTERLY PERIOD ENDED        MARCH 31, 2000


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                           COMMISSION FILE NO. 0-20190

                                  PIRANHA, INC.
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              36-3859518
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

         1350 NORTH LAKE SHORE DRIVE SUITE 315 SOUTH, CHICAGO, IL 60610
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (312)664-7852
                          ----------------------------
                          Registrant's telephone number

                   CLASSICS INTERNATIONAL ENTERTAINMENT, INC.
           ----------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 10, 2000, 8,608,997 shares of Common Stock, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    INDEX TO QUARTERLY REPORT ON FORM - 10QSB

PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Consolidated Balance Sheet                                 3

                    Consolidated Statement of Operations                       4

                    Consolidated Statement of Cash Flows                       5

                    Notes to Financial Statements                              6

Item 2.  Management's Discussion and Analysis or Plan of Operations            8


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities                                                10

Item 3   .        Defaults Upon Senior Securities                             10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11


This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties, including these risks discussed in the section entitled "Item 6, Management's Discussion and Analysis or Plan of
Operations" and elsewhere in the Quarterly Report on Form 10-QSB. The actual results that the Company achieves may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "future," "intends," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

PART I            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See attached financial statements.

                         PIRANHA, INC. AND SUBSIDIARIES
     (FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

                                   (UNAUDITED)

  ASSETS

   Cash                                                     $          3,274,324
   U.S. Government Securities                                          2,413,053
   Prepaid expenses                                                       12,370
                                                              ------------------

            TOTAL CURRENT ASSETS                                       5,699,747

                                                                         285,656

                                                                       1,750,000

                                                                      11,555,638
                                                              ------------------
                                                            $         19,291,041
                                                              ==================






                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                         $         1,306,482
   Dividends payable                                                    288,600
   Accrued liabilities                                                1,005,853
   Stockholder loans and other notes payable                            427,161
                                                              ------------------
            TOTAL CURRENT LIABILITIES                                 3,028,096


   Preferred stock                                          $         1,012,488
   Common stock, $.001 par  value, 100,000,000 shares
     authorized; 8,585,631 shares issued and outstanding                  8,586
   Additional paid-in capital                                        34,602,908
   Stock subscription receivable                                        (44,500)
   Accumulated deficit                                              (19,316,537)
                                                              ------------------

            TOTAL STOCKHOLDERS' EQUITY                               16,262,945
                                                              ------------------
                                                           $         19,291,041
                                                              ==================






               See notes to the consolidated financial statements

                         PIRANHA, INC, AND SUBSIDIARIES
     (FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,

                                                    ----------------------------
                                                           2000           1999
                                                      ------------   -----------

REVENUES                                              $          0   $        0

COSTS AND EXPENSES

  General and administrative                             1,135,888
  Interest expense - net                                    11,320
  Depreciation                                              15,057
                                                      ------------   -----------

     TOTAL COSTS AND EXPENSES                            1,162,265            0

Loss from continuing operations                         (1,162,265)           0

Loss from discontinued operations                                0        7,167
                                                      ------------   -----------
Net loss                                               (1,162,265)       (7,167)

Preferred stock dividends                                 (18,450)      (40,950)
                                                      ------------   -----------

Net loss applicable to common stock                $   (1,180,715)   $  (48,117)
                                                      ============   ===========



Basic and Diluted Loss Per Common Share:

Loss from continuing operations                    $       (0.17)   $     (0.01)

Loss from discontinued operations                           0.00          0.00
                                                      ------------   -----------
Net loss per common share - basic and diluted      $       (0.17)   $     (0.01)
                                                      ============   ===========


Weighted average common shares outstanding             6,863,868      4,406,566
                                                      ============   ===========







               See notes to the consolidated financial statements

                         PIRANHA, INC. AND SUBSIDIARIES
     (FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------------
                                                                                            2000               1999
                                                                                       ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                             $    (1,162,265)   $       (7,167)
  Depreciation                                                                                  15,057
   Loss from discontinued operations                                                                               7,167
   Adjustments to reconcile net loss

   to net cash used in operations:

     Decrease in stock subscription receivable                                                 800,000
     Decrease in prepaid expenses                                                                1,025
     Decrease in accounts payable and accrued liabilities                                     (201,844)
     Decrease in stockholder loans and other notes payable                                    (400,000)
                                                                                       ----------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                         (948,027)                0
                                                                                       ----------------   ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Purchase of property and equipment                                                          (252,470)
  Investment in intangibles and other assets                                                   (17,513)
                                                                                       ----------------   ---------------
      TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES                                           (269,983)                0

CASH FLOWS FROM FINANCING ACTIVITIES:

  Investment in U.S. Government Securities                                                  (1,121,545)
  Proceeds from the sale of common stock                                                     5,280,000
                                                                                       ----------------   ---------------
      TOTAL CASH FLOWS FROM FINANCING ACTIVITES                                              4,158,455                 0

NET INCREASE IN CASH                                                                         2,940,445                 0

CASH AT BEGINNING OF YEAR                                                                      333,879                 0
                                                                                       ----------------   ---------------
CASH AT END OF PERIOD                                                                $       3,274,324  $              0
                                                                                       ================   ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                                           $           2,210  $              0
                                                                                       ================   ===============
  Cash paid during the period for income taxes                                       $               0  $              0
                                                                                       ================   ===============
  Issuance of common stock for acquisitions                                          $       1,750,000 $               0
                                                                                       ================   ===============
  Issuance of common stock upon conversion of preferred stock                        $       1,382,500 $               0
                                                                                       ================   ===============




               See notes to the consolidated financial statements

                         PIRANHA, INC. AND SUBSIDIARIES

     (FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

These statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2 - ACQUISITIONS

a.       ACQUISITION OF ROGUE RIVER SOFTWARE, INC.

          On February 24, 2000, the Company acquired all of the capital stock of Rogue River Software, Inc. (formerly Grand Rapids Science Group, Inc.) in exchange for 89,892 shares of the Company's common stock, the fair market value of which was one million dollars ($1,000,000).

         In connection with the acquisition, the Company committed to grant the sellers performance based stock options to purchase 150,000 shares of common stock at a price of $7.50 per share as well as incentive based stock options to purchase 22,500 shares of common stock at a price of $5.00 per share.

b.       ACQUISITION OF ON-LINE MARKETING, INC.

         On March 24, 2000, the Company acquired all of the capital stock of On-Line Marketing, Inc. in exchange for 55,556 shares of the Company's common stock, the fair market value of which was seven hundred fifty thousand dollars ($750,000).

         In connection with the acquisition, the Company committed to grant the sellers performance based stock options to purchase 150,000 shares of common stock at a price of $5.00 per share.

NOTE 3 - LITIGATION

In July 1994, the Company discharged four officers of its Dream Factory subsidiary. The officers who were discharged commenced an action against the Company seeking damages arising out of the alleged wrongful termination of their employment. The Company subsequently settled the claims of two officers for $600,000. The Company is engaged in settlement negotiations with the remaining two officers. A provision for settlement of litigation of $700,000 was recorded in the year ended December 31, 1999, and is included as an accrued liability in the accompanying consolidated balance sheet.

The Company was a defendant in the case of Benjamin B. LeCompte, III, a stockholder, v. Classics International Entertainment, Inc., in the United States

District Court for the Northern District of Illinois, Eastern Division. This case involved a claim by LeCompte that the Company owed him 573,066 shares of Common Stock pursuant to an alleged conversion of a promissory note into said shares. The note, in the principal amount of $200,000, and the accrued interest thereon, are included in the accompanying consolidated financial statements. On April 3, 2000, this case was dismissed for lack of jurisdiction. On April 12, 2000, LeCompte filed an action against the Company in the Circuit Court of Cook County, Illinois, asserting substantially the same claims as in the case which was dismissed. The Company believes this action is without merit, and intends to vigorously defend itself in this matter.

The Company is subject to various federal, state and local laws affecting its business, and believes that it is in material compliance with all applicable laws and regulations.

NOTE 4 - CHANGES IN COMMON STOCK

During the period covered by this Report an aggregate of 1,890,176 shares of Company Common Stock were offered and sold without registration under the Securities Act of 1933, as amended ("Act"), as not involving any public offering in reliance upon the exemption from registration contained in Section 4(2) of the Act.

On January 21, 2000, an aggregate of 57,307 shares of Common Stock were issued on conversion of 200,000 shares of the Company's Series A 9% Convertible Cumulative Redeemable Preferred Stock.

On February 24, 2000, 89,892 shares of Common Stock, the fair market value of which was one million dollars ($1,000,000), were issued in exchange for all of the capital stock of Rogue River Software, Inc., formerly Grand Rapids Science Group, Inc.

On March 24, 2000, 55,556 shares of Common Stock, the fair market value of which was seven hundred fifty thousand dollars ($750,000), were issued in exchange for all of the capital stock of On-Line Marketing, Inc.

During March 2000, an aggregate of 851,421 shares of Common Stock were issued on exercise of the Company's outstanding Class A and Class B warrants.

On March 31, 2000, an aggregate of 836,000 shares of Common Stock were issued to various parties pursuant to the receipt of five million two hundred eighty thousand dollars ($5,280,000) in cash during the quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Piranha, Inc.(TM) has become a technology company with a line of digital asset management products being developed for sale and/or licensing. The data compression software products under the Piranha(TM) brand are designed for use on a variety of platforms, and are intended to improve Internet speed and to provide image clarity at compression rates which the Company believes are higher than those presently available in the marketplace. These compression products are directed to Internet applications such as full motion streaming video, lossless image and text string compression and highly compressed, high-resolution static images.

The Company's products are designed to support business-to-business, e-commerce and Internet related activities associated with advanced business-to-consumer on-line shopping applications. Products currently under development are expected to provide a methodology to support the emerging e-commerce market demand for solutions to the traditional bottlenecks and time delays associated with the e-commerce shopping experience that the Company believes are superior to those presently available. The Company believes that its technology will provide the first real video-on-demand solution for the Internet with full screen (up to 640 x 480), full motion viewing using only one file for all connections. Current beta products include:

o Piranha Net(TM) - This web based product utilizes Piranha's proprietary lossless and lossy data compression algorithms, and is expected to allow commercial web sites to download up to 50 times faster than what is currently available. A page that currently takes 50 seconds is expected to take as little as 1 second with the Piranha Net(TM) product.

o Piranha Byte(TM) - This Streaming FTP lossless data compression product is used for downloading files to or from a server or user. A multitude of file types can be delivered for archival or immediate use at compression rates and data transfer speeds substantially greater than current competitive products.

o Piranha Stream(TM) - This product is a plug-in or browser-based full-motion, full-screen video product compatible with a number of audio codec products. Individual frames are compressed at a measurable ratio of 692:1 The images are compressed twice utilizing existing player technology making the decompressed frames broadband suitable.

All Piranha(TM) software products have been developed on the Linux operating system and have been successfully ported to Microsoft and Apple operating platforms. Future Products will include:

o An e-commerce application covering transaction, data mining, and other e-commerce disciplines.

o A product combining all Piranha(TM) technologies into one suite of tools to handle enterprise solutions for the largest customers. This product will include data base interfacing with Oracle and other enterprise data warehouse software.

o An affordable software rental that offers a variety of solutions from a full suite of products to a smaller version designed to meet the specific needs of the customer.

o Increased processing power delivered through custom DSP chip integration for tailored hardware/software solutions.

To effectively manage its potential growth, the Company must continue to implement and improve its operational, financial and management information systems and to expand, train and manage its employee base, which the Company anticipates will increase significantly in the next twelve months.

The Company believes that its available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures for the next twelve months. The Company may need to raise additional funds in the future in order to fund more aggressive brand promotion and more rapid expansion, to develop new or enhanced products, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing stockholders of the Company will be reduced, and such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its brand names as the Company desires, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 1994, the Company discharged four officers of its Dream Factory subsidiary. The officers who were discharged commenced an action against the Company seeking damages arising out of the alleged wrongful termination of their employment. The Company subsequently settled the claims of two officers for $600,000. The Company is engaged in settlement negotiations with the remaining two officers. A provision for settlement of litigation of $700,000 was recorded in the year ended December 31, 1999, and is included as an accrued liability in the accompanying consolidated balance sheet.

The Company was a defendant in the case of Benjamin B. LeCompte, III, a stockholder, v. Classics International Entertainment, Inc., in the United States District Court for the Northern District of Illinois, Eastern Division. This case involved a claim by LeCompte that the Company owed him 573,066 shares of Common Stock pursuant to an alleged conversion of a promissory note into said shares. The note, in the principal amount of $200,000, and the accrued interest thereon, are included in the accompanying consolidated financial statements. On April 3, 2000 this case was dismissed for lack of jurisdiction. On April 12, 2000, LeCompte filed an action against the Company in the Circuit Court of Cook County, Illinois, asserting substantially the same claims as in the case which was dismissed. The Company believes this action is without merit, and intends to vigorously defend itself in this matter.

The Company is subject to various federal, state and local laws affecting its business, and believes that it is in material compliance with all applicable laws and regulations.

ITEM 2.  CHANGES IN SECURITIES

During the period covered by this Report an aggregate of 1,890,176 shares of Company Common Stock were offered and sold without registration under the Securities Act of 1933, as amended ("Act"), as not involving any public offering in reliance upon the exemption from registration contained in Section 4(2) of the Act.

On January 21, 2000, an aggregate of 57,307 shares of Common Stock were issued on conversion of 200,000 shares of the Company's Series A 9% Convertible Cumulative Redeemable Preferred Stock.

On February 24, 2000, 89,892 shares of Common Stock, the fair market value of which was one million dollars ($1,000,000), were issued in exchange for all of the capital stock of Rogue River Software, Inc., formerly Grand Rapids Science Group, Inc.

On March 24, 2000, 55,556 shares of Common Stock, the fair market value of which was seven hundred fifty thousand dollars ($750,000), were issued in exchange for all of the capital stock of On-Line Marketing, Inc.

During March 2000, an aggregate of 851,421 shares of Common Stock were issued on exercise of the Company's outstanding Class A and Class B warrants.

On March 31, 2000, an aggregate of 836,000 shares of Common Stock were issued to various parties pursuant to the receipt of five million two hundred eighty thousand dollars ($5,280,000) in cash during the quarter.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 9, 2000, the Company filed an information statement, the contents of which are hereby incorporated by reference, wherein the Company informed its stockholders that the Board of Directors had received written consents from a majority of stockholders authorizing (i) a change in the name from Classics International Entertainment Inc. to Piranha, Inc., (ii) an increase in the authorized Common Stock from 30,000,000 shares to 100,000,000 shares, and (iii) a reverse stock split so that each 3.49 outstanding shares were converted into one share of Common Stock outstanding, and that such changes had been approved by the Board of Directors.

On March 15, 2000, stockholders owning a majority of the Company's issued and outstanding shares of Common Stock executed a written consent which provided for the adoption of The Piranha, Inc. 2000 Stock Incentive Plan and The Piranha, Inc. Stock Option Plan for Non-Employee Directors. These Plans, which had previously been adopted by the Company's Board of Directors, and such stockholder action are described in the Company's definitive Schedule 14C Information Statement filed with the Commission on May 3, 2000, the contents of which are hereby incorporated by reference.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

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

EXHIBIT NO.          DESCRIPTION

*3.1.2                  Amendment  to   Certificate   of  Incorporation  of  the
                        Registrant,    incorporated    by   reference   to   the
                        Registrant's Form 8-K filed March 15, 2000.

*10.44                  Merger   Agreement  with  IBP  and Classics  Acquisition
                        Corp., incorporated by reference to the Registrant's Form 8-K filed March 15, 2000.

*10.45 Acquisition of Zideo.com, Inc. incorporated by reference to the Registrant's Schedule 14C filed February 9, 2000.

*22.1.2                 Subsidiaries of the Registrant

27                      Financial Data Schedule

(b) Reports on Form 8-K:

A report on Form 8-K was filed on March 15, 2000, reporting events in Item 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              PIRANHA, INC.

                                                        By: /s/ Edward W. Sample
                                                        ------------------------
                                                         Edward W. Sample
                                                         Chairman and
                                                         Chief Executive Officer

                                                       By: /S/ RICHARD S. BERGER
                                                       -------------------------
                                                     Richard S. Berger
                                                     Principal Financial Officer

Dated: May 15, 2000