Form 10QSB/A
period 2000-03-31
PIRANHA INC
filed 2000-06-08
CIK 894789

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

PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Consolidated Balance Sheet                                 3

                    Consolidated Statement of Operations                       4

                    Consolidated Statement of Cash Flows                       5

                    Notes to Financial Statements                              6

Item 2.  Management's Discussion and Analysis or Plan of Operations            8


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities                                                10

Item 3   Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11


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

                         PIRANHA, INC. AND SUBSIDIARIES
     (FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

                                   (UNAUDITED)

  ASSETS

   Cash                                                    $          3,274,324
   U.S. Government Securities                                         2,413,053
   Prepaid expenses                                                      12,370
                                                              ------------------

            TOTAL CURRENT ASSETS                                      5,699,747


   PROPERTY AND EQUIPMENT                                               285,656

   GOODWILL                                                           1,750,000

   INTANGIBLE AND OTHER ASSETS                                       11,555,638
                                                                  --------------
                                                           $         19,291,041
                                                              ==================






                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                        $          1,306,482
   Dividends payable                                                    288,600
   Accrued liabilities                                                1,005,853
   Stockholder loans and other notes payable                            427,161
                                                              ------------------
            TOTAL CURRENT LIABILITIES                                 3,028,096


   Preferred stock                                         $          1,012,488
   Common stock, $.001 par  value, 100,000,000 shares
     authorized; 8,585,631 shares issued and outstanding                  8,586
   Additional paid-in capital                                        34,602,908
   Stock subscription receivable                                        (44,500)
   Accumulated deficit                                              (19,316,537)
                                                              ------------------

            TOTAL STOCKHOLDERS' EQUITY                               16,262,945
                                                              ------------------
                                                           $         19,291,041
                                                              ==================






               See notes to the consolidated financial statements

                         PIRANHA, INC, AND SUBSIDIARIES
     (FORMERLY CLASSICS INTERNATIONAL ENTERTAINMENT, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,

                                                    ----------------------------
                                                           2000           1999
                                                      ------------   -----------

REVENUES                                              $          0   $        0

COSTS AND EXPENSES

  General and administrative                             1,135,888
  Interest expense - net                                    11,320
  Depreciation                                              15,057
                                                      ------------   -----------

     TOTAL COSTS AND EXPENSES                            1,162,265            0

Loss from continuing operations                         (1,162,265)           0

Loss from discontinued operations                                0        7,167
                                                      ------------   -----------
Net loss                                               (1,162,265)       (7,167)

Preferred stock dividends                                 (18,450)      (40,950)
                                                      ------------   -----------

Net loss applicable to common stock                   $(1,180,715)   $  (48,117)
                                                      ============   ===========



Basic and Diluted Loss Per Common Share:

Loss from continuing operations                       $    (0.17)    $    (0.01)

Loss from discontinued operations                           0.00          0.00
                                                      ------------   -----------
Net loss per common share - basic and diluted         $    (0.17)    $    (0.01)
                                                      ============   ===========


Weighted average common shares outstanding             6,863,868      4,406,566
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