Form 10QSB
period 2000-06-30
PIRANHA INC
filed 2000-08-15
CIK 894789

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


FOR THE QUARTERLY PERIOD ENDED        JUNE 30, 2000
                               --------------------


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                           COMMISSION FILE NO. 0-20190

                                  PIRANHA, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              36-3859518
------------------                                            ------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 6060 N. CENTRAL EXPRESSWAY, DALLAS, TEXAS 75206
             ------ -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (214) 800-2835

                          Registrant's telephone number

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of August 14, 2000, 9,172,054 shares of Common Stock, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    INDEX TO QUARTERLY REPORT ON FORM - 10QSB

PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    Balance Sheet                                              3

                    Statements of Operations                                   4

                    Statements of Cash Flows                                   5
                    Notes to Financial Statements                              6

Item 2.  Management's Discussion and Analysis or Plan of Operation             8


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Changes in Securities                                                 9

Item 3   Defaults Upon Senior Securities                                       9

Item 4.  Submission of Matters to a Vote of Security Holders                   4

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     10


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

PART I            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See attached financial statements.

                         PIRANHA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)

  ASSETS


   Cash                                                    $            583,689
   U.S. Government securities                                         2,298,325
   Marketable securities                                                168,483
   Accounts receivable                                                   20,000
   Prepaid expenses and deposits                                        143,492
                                                              ------------------

            TOTAL CURRENT ASSETS                                      3,213,989

   Property and Equipment                                               922,194

   Goodwill                                                           1,750,000

   Intangible and other Assets                                       11,555,638

                                                              ------------------

                                                           $         17,441,821
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


   Accounts payable                                        $          1,020,422
   Dividends payable                                                    196,800
   Accrued liabilities                                                1,005,640
   Stockholder loans and other notes payable                            214,421
                                                              ------------------

            TOTAL CURRENT LIABILITIES                                 2,437,283




   Preferred stock                                          $           462,500
   Common stock, $.001 par value, 100,000,000 shares authorized;
            9,086,054 shares issued and outstanding                       9,086
   Additional paid-in capital                                        36,529,051
   Stock subscription receivable                                        (44,500)
   Accumulated deficit                                              (21,951,599)
                                                              ------------------

            TOTAL STOCKHOLDERS' EQUITY                               15,004,538
                                                              ------------------

                                                            $         17,441,821
                                                              ==================







               See notes to the consolidated financial statements

                         PIRANHA, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                              --------------------------   --------------------------
                                                 2000           1999          2000           1999
                                              ------------   -----------   ------------   -----------

   REVENUES                                   $   48,095    $        -    $    48,095    $        -
                                              ------------   -----------   ------------   -----------
   COSTS AND EXPENSES

     General and administrative                 2,655,482                    3,791,370
     Depreciation                                  34,651                       49,708
                                              ------------   -----------   ------------   -----------

        Total Costs and Expenses                2,690,133                    3,841,078
                                              ------------   -----------   ------------   -----------


   Loss before interest                        (2,642,038)                  (3,792,983)

     Interest income                               30,687                       30,687
     Interest (expense)                           (10,260)                     (21,580)
                                              ------------   -----------   ------------   -----------

   Loss from continuing operations             (2,621,611)                  (3,783,876)

   Loss from discontinued operations                    0        (7,015)             0       (14,182)
                                              ------------   -----------   ------------   -----------

   Net loss                                    (2,621,611)       (7,015)    (3,783,876)      (14,182)

   Preferred stock dividends                      (13,450)      (40,950)       (31,900)      (81,900)
                                              ------------   -----------   ------------   -----------

   Net loss applicable to common stock        $(2,635,061)   $  (47,965)   $(3,815,776)   $  (96,082)
                                              ============   ===========   ============   ===========



   Basic and Diluted Loss Per Common Share:

   Loss from continuing operations            $     (0.30)   $    (0.01)   $     (0.49)   $    (0.02)

   Loss from discontinued operations                 0.00          0.00           0.00          0.00

   Net loss per common share
                                              ------------   -----------   ------------   -----------
         - basic and diluted                  $     (0.30)   $    (0.01)   $     (0.49)   $    (0.02)
                                              ============   ===========   ============   ===========



   Weighted average common shares outstanding   8,726,821     4,979,632      7,795,345     4,979,632
                                              ============   ===========   ============   ===========






               See notes to the consolidated financial statements

                         PIRANHA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           SIX  MONTHS ENDED JUNE 30,
                                                                                       ----------------------------------
                                                                                            2000               1999
                                                                                       ----------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $    (3,783,876)   $      (14,182)
  Adjustments to reconcile net loss
   to net cash used in operations:
   Depreciation                                                                                 49,708
   Loss from discontinued operations                                                                              14,182
  Changes in assets and liabilities:
     Increase in accounts receivable                                                           (20,000)
     Increase in prepaid expenses                                                             (130,097)
     Decrease in stock subscription receivable                                                 800,000
     Increase in goodwill and other assets                                                     (17,513)
     Decrease in accounts payable and accrued liabilities                                     (316,713)
     Decrease in stockholder loans and other notes payable                                    (612,740)
                                                                                       ----------------   ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                       (4,031,231)                0
                                                                                       ----------------   ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment                                                       (923,659)
  Investment in marketable securities                                                         (168,483)
  Investment in U.S. Government securities                                                  (1,006,817)
                                                                                       ----------------   ---------------
      TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES                                         (2,098,959)                0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                     6,380,000
                                                                                       ----------------   ---------------
      TOTAL CASH FLOWS FROM FINANCING ACTIVITES                                              6,380,000                 0

NET INCREASE IN CASH                                                                           249,810                 0

CASH AT BEGINNING OF YEAR                                                                      333,879                 0
                                                                                       ----------------   ---------------

CASH AT END OF PERIOD                                                                $         583,689    $            0
                                                                                       ================   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                                           $           2,210    $            0
                                                                                       ================   ===============

  Cash paid during the period for income taxes                                       $               0    $            0
                                                                                       ================   ===============


NON-CASH FINANCING AND INVESTING ACTIVITIES:

  Issuance of common stock upon conversion of accounts payable                       $         171,405     $           0
                                                                                       ================   ===============

  Issuance of common stock for acquisitions                                                  1,750,000                 0
                                                                                       ================   ===============

  Issuance of common stock upon conversion of preferred stock                        $       2,037,750     $           0
                                                                                       ================   ===============



               See notes to the consolidated financial statements

                        PIRANHA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of the results attainable for a full fiscal year.

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

NOTE 2 - LITIGATION

In July 1994, the Company discharged four officers of its Dream Factory subsidiary. The officers who were discharged commenced an action against the Company seeking damages arising out of the alleged wrongful termination of their employment. The Company subsequently settled the claims of two officers. The Company is engaged in settlement negotiations with the remaining two officers, a husband and wife and has accrued a provision of $700,000 in its consolidated financial statements. The remaining cases are pending in Connecticut state court.

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

NOTE 3 - PREFERRED STOCK

At June 30, 2000 Preferred Stock consisted of 5,000,000 authorized shares of which the following were issued and outstanding:


                                                                   Common Shares
 PREFERRED STOCK                                                     Issuable on
 ---------------                                        Amount        Conversion

Series  A, 9%  cumulative,  convertible,  redeemable;
10,000 shares issued and outstanding              $     50,000             2,866


Series  B, 9%  cumulative,  convertible,  redeemable;
412,500 shares issued and outstanding                  412,500           165,445
                                                       -------           -------
            TOTAL                                 $    462,500           168,311
                                                       =======           =======



NOTE 4 - CHANGES IN COMMON STOCK

During the period covered by this Report an aggregate of 500,423 shares of Company Common Stock were offered and sold without registration under the Securities Act of 1933, as amended ("Act"), as not involving any public offering in reliance upon the exemption from registration contained in Section 4(2) of the Act.

On March 13, 2000 an aggregate of 2,866 shares of Common Stock were authorized for issuance on conversion of 10,000 shares of the Company's Series A 9% Convertible Cumulative Redeemable Preferred Stock.

On March 15, 2000 an aggregate of 10,000 shares of Common Stock were  authorized
for   issuance  to  Piranha   Propellers   in  exchange   for  the  domain  name
"piranha.com."

On March 15, 2000 an aggregate of 10,500 shares of Common Stock were authorized for issuance to two individuals for services previously rendered.

In May 2000 an aggregate of 133,333 shares of Common Stock were issued to The Interpublic Group of Companies, Inc.

On or about June 15, 2000 an aggregate of 324,224 shares of Common Stock were issued to an individual on conversion of $500,000 of the Company's Series C 4% Convertible Cumulative Redeemable Preferred Stock.

On June 19, 2000 an aggregate of 19,500 shares of Common Stock were issued to four persons or entities in exchange for the cancellation of amounts due for services.

NOTE 5 - SUBSEQUENT EVENTS

In August, 2000 an aggregate of 446,827 shares of Common Stock were authorized for issuance to various parties in exchange for $3,301,000 cash previously received subsequent to June 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Piranha has become a technology-based company with a line of digital asset management products being developed for sale and/or licensing. The data compression software products under the Piranha brand are designed to improve Internet speed and to provide image clarity at compression rates which the Company believes are higher than those presently available in the marketplace on a variety of platforms. These compression products are directed to Internet applications such as full motion streaming video, lossless image and text string compression and highly compressed, high resolution static images.

The Company currently anticipates that its available funds and resources, including product sales which commenced the week of June 19, 2000, will be sufficient to meet its anticipated needs for working capital and capital expenditures for the next twelve months. The Company may need to raise additional funds in the future in order to fund more aggressive brand promotion and more rapid expansion, to develop new or enhanced products, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience dilution and such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its brand names as the Company desires, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is continuously involved in the development of new products and related technology. The Company's products are designed to support business-to-business, e-commerce and Internet related activities associated with advanced business-to-consumer on-line shopping applications. Products currently under development are expected to provide a methodology to support the emerging e-commerce market demand for solutions to the traditional bottlenecks and time delays associated with the e-commerce shopping experience that the Company believes are superior to those presently available. The Company believes that its Piranha Stream technology will provide the first real video-on-demand solution for the Internet.

The Company may experience rapid growth, which would place a significant strain on the Company's managerial, financial and operational resources. The Company is required to manage multiple relationships with numerous outside parties. These requirements WILL BE EXACERBATED IN THE EVENT OF FURTHER growth of the Company or in the number of third party relationships, and there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to manage any growth effectively. To effectively manage its potential growth, the Company must continue to implement and improve its operational, financial and management information systems and to expand, train and manage its employee base. The Company anticipates that the number of its employees will increase significantly in the next twelve months.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 1994, the Company discharged four officers of its Dream Factory subsidiary. The officers who were discharged commenced an action against the Company seeking damages arising out of the alleged wrongful termination of their employment. The Company subsequently settled the claims of two officers. The Company is engaged in settlement negotiations with the remaining two officers, a husband and wife. The Company is engaged in settlement negotiations with the two remaining officers, a husband and wife, and has accrued a provision of $700,000 in its consolidated financial statements. The remaining cases are pending in Connecticut state court.

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

ITEM 2.  CHANGES IN SECURITIES

During the period covered by this Report an aggregate of 500,434 shares of Company Common Stock were offered and sold without registration under the Securities Act of 1933, as amended ("Act"), as not involving any public offering in reliance upon the exemption from registration contained in Section 4(2) of the Act.

On March 13, 2000 an aggregate of 2,866 shares of Common Stock were authorized for issuance on conversion of 10,000 shares of the Company's Series A 9% Convertible Cumulative Redeemable Preferred Stock.

On March 15, 2000 an aggregate of 10,000 shares of Common Stock were  authorized
for   issuance  to  Piranha   Propellers   in  exchange   for  the  domain  name
"piranha.com."

On March 15, 2000 an aggregate of 10,500 shares of Common Stock were authorized for issuance to two individuals for services previously rendered.

In May 2000 an aggregate of 133,333 shares of Common Stock were issued to The Interpublic Group of Companies, Inc.

On or about June 15, 2000 an aggregate of 324,224 shares of Common Stock were issued to an individual on conversion of $500,000 of the Company's Series C 4% Convertible Cumulative Redeemable Preferred Stock.

On June 19, 2000 an aggregate of 19,500 shares of Common Stock were issued to four persons or entities in exchange for the cancellation of amounts due for services.

ITEM 3   .        DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated by reference.

EXHIBIT NO.       DESCRIPTION

*10.10        Lease Agreement for 2425 N. Central Expressway, Richardson, Texas.

*10.11        Lease Agreement for 33 N. LaSalle, Chicago, Illinois.

*10.13        Lease Agreement for 5250 Northland Drive,  Grand Rapids, Michigan.

 27           Financial Data Schedule

(b) Reports on Form 8-K:

A report on Form 8-K was filed on April 28, 2000.

A report on Form 8-K was filed on May 26, 2000.

A report on Form 8-K was filed on June 27, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              PIRANHA, INC.


SIGNATURE                                   TITLE

/s/ Edward W. Sample         Chairman of the Board and Chief Executive Officer
Edward W. Sample             (Principal Executive Officer)

/s/ Richard S. Berger       Chief Financial Officer, Secretary and Director
Richard S. Berger           (Principal Financial and Accounting Officer)

/s/ Michael Steele          Director
Michael Steele

/s/Joseph H. Sherrill, Jr.  Director
Joseph H. Sherrill, Jr.

/s/Arthur R. Tauder         Director
Arthur R. Tauder

/s/ W. Barger Tygart        Director
W. Barger Tygart

Dated: August 14, 2000