Form 10QSB
period 2000-09-30
PIRANHA INC
filed 2000-11-15
CIK 894789

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 | X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                            -------------------------


 |  |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to _______________

                           COMMISSION FILE NO. 0-20190

                                  PIRANHA, INC.
                              --------------------
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

As of November 14, 2000, 11,166,614 shares of Common Stock, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    INDEX TO QUARTERLY REPORT ON FORM - 10QSB

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    Balance Sheet                                              3

                    Statements of Operations                                   4

                    Statements of Cash Flows                                   5

                    Notes to Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis or Plan of Operation             9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities                                                10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11


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

PART I            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         PIRANHA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                               (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
     Cash                                                  $            958,147
     U.S. Government securities                                       1,061,343
     Marketable securities                                              167,900
     Accounts receivable                                                943,015
     Prepaid expenses and deposits                                      285,281
                                                              ------------------
             TOTAL CURRENT ASSETS                                     3,415,686

PROPERTY AND EQUIPMENT, NET                                           1,843,453

GOODWILL                                                              1,750,000

INTANGIBLE AND OTHER ASSETS                                          11,555,638
                                                              ------------------
                                                           $         18,564,777
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                      $            848,316
     Dividends payable                                                  207,206
     Accrued liabilities                                              1,030,584
     Deferred income                                                    791,667
     Stockholder loans and other notes payable                          254,579
                                                              ------------------
             TOTAL CURRENT LIABILITIES                                3,132,352
                                                              ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock                                                    462,500
     Common stock, $.001 par  value, 100,000,000 shares authorized;
              9,478,881 shares issued and outstanding                     9,479
     Additional paid-in capital                                      39,324,828
     Stock subscription receivable                                      (44,500)
     Accumulated deficit                                            (24,319,882)
                                                              ------------------
             TOTAL STOCKHOLDERS' EQUITY                              15,432,425
                                                              ------------------
                                                           $         18,564,777
                                                              ==================



               See notes to the consolidated financial statements

                         PIRANHA, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         -------------------------   -------------------------------
                                                                             2000           1999          2000           1999
                                                                         ------------   ----------   -------------   -----------



   REVENUES                                                              $    290,258   $             $    338,343   $
                                                                         ------------   ----------    ------------   ------------

   COSTS AND EXPENSES

     General and administrative                                             2,393,266                    6,184,636
     Depreciation                                                              40,848                       90,556
                                                                         ------------   -----------   ------------   -----------
        Total Costs and Expenses                                            2,434,114                    6,275,192
                                                                         ------------   -----------   ------------   -----------

   Loss before other expense                                               (2,143,856)                  (5,936,849)

     Loss on marketable securities, net                                      (203,752)                    (173,065)
     Interest expense                                                         (10,260)                     (31,840)
                                                                         ------------   -----------   ------------   -----------
   Loss from continuing operations                                         (2,357,868)                  (6,141,754)

   Loss from discontinued operations                                                0        (7,139)             0       (21,321)
                                                                         ------------   -----------   ------------   -----------

   Net loss                                                                (2,357,868)       (7,139)    (6,141,754)      (21,321)

   Preferred stock dividends                                                  (10,406)      (40,950)       (42,306)     (122,850)
                                                                         ------------   -----------   ------------   -----------

   Net loss applicable to common stock                                   $ (2,368,274)  $   (48,089)  $ (6,184,060)  $  (144,171)
                                                                          ============   ===========   ============   ===========



   Basic and Diluted Loss Per Common Share:

   Loss from continuing operations                                       $      (0.25)  $     (0.01)  $      (0.71)  $     (0.02)

   Loss from discontinued operations                                             0.00          0.00           0.00          0.00

   Net loss per common share
                                                                          ------------   -----------   ------------   -----------
         - basic and diluted                                             $      (0.25)  $     (0.01)  $      (0.71)  $     (0.02)
                                                                          ============   ===========   ============   ===========

   Weighted average common shares outstanding                                9,296,590     4,979,632      8,698,986     4,979,632
                                                                          ============   ===========   ============   ===========



               See notes to the consolidated financial statements

                         PIRANHA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ----------------------------------
                                                                                            2000               1999
                                                                                       ----------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $      (6,141,754) $        (21,321)
  Adjustments to reconcile net loss
   to net cash used in operations:
   Depreciation                                                                                 90,556
   Loss on sale of securities                                                                  173,065
   Loss from discontinued operations                                                                              21,321
  Changes in assets and liabilities:
     Increase in accounts receivable                                                          (943,015)
     Increase in prepaid expenses                                                             (271,886)
     Decrease in accounts payable and accrued liabilities                                     (463,874)
     Increase is deferred revenue                                                              791,667
                                                                                       ----------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (6,765,241)                0
                                                                                       ----------------   ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment                                                     (1,885,766)
  Investment in marketable securities                                                         (378,215)
  Proceeds from  the sale of U.S. Government securities                                        267,415
                                                                                       ----------------   ---------------
      NET CASH FLOWS USED IN INVESTING ACTIVITIES                                           (1,996,566)                0
                                                                                       ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection of stock subscription receivable                                                  800,000
  Acquisition of intangibles                                                                   (17,513)
  Payment of stockholder loans and other notes payable                                        (572,582)
  Proceeds from issuance of common stock                                                     9,176,170
                                                                                       ----------------   ---------------
      NET CASH FLOWS FROM FINANCING ACTIVITES                                                9,386,075                 0
                                                                                       ----------------   ---------------
NET INCREASE IN CASH                                                                           624,268                 0

CASH AT BEGINNING OF YEAR                                                                      333,879                 0
                                                                                       ----------------   ---------------
CASH AT END OF PERIOD                                                                $         958,147  $              0
                                                                                       ================   ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                                           $           2,210  $              0
                                                                                       ================   ===============
  Cash paid during the period for income taxes                                       $               0  $              0
                                                                                       ================   ===============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

  Issuance of common stock upon conversion of accounts payable                       $         171,405   $             0
                                                                                       ================   ===============
  Issuance of common stock for acquisitions                                          $       1,750,000   $             0
                                                                                       ================   ===============
  Issuance of common stock upon conversion of preferred stock                        $       2,037,750   $             0
                                                                                       ================   ===============



               See notes to the consolidated financial statements

                         PIRANHA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

NOTE 2 - LITIGATION

In July 1994, the Company discharged four officers of its Dream Factory subsidiary. The officers who were discharged commenced actions against the Company seeking damages arising out of the alleged wrongful termination of their employment. The Company subsequently settled the claims of two of the officers. The Company has from time to time been engaged in settlement negotiations with the two remaining officers, a husband and wife, and has accrued a provision of $700,000 in its consolidated financial statements. No settlement negotiations are currently taking place and the Company is preparing to go to trial in early 2001. These remaining cases are pending in Connecticut state court.

The Company was a defendant in the case of Benjamin B. LeCompte, III, a stockholder, v. Classics International Entertainment, Inc., in the United States District Court for the Northern District of Illinois, Eastern Division. This case involved a claim by LeCompte that the Company owed him 573,066 shares of Common Stock pursuant to an alleged conversion of a promissory note into said shares. The note, in the principal amount of $200,000, and the accrued interest thereon, are included in the accompanying consolidated financial statements. On April 3, 2000, this case was dismissed for lack of jurisdiction. On April 12, 2000, LeCompte filed an action against the Company in the Circuit Court of Cook County, Illinois, asserting substantially the same claims as in the case which was dismissed. That action was dismissed on October 18, 2000. Subsequently an amended complaint was filed. The Company believes this action is without merit, and intends to vigorously defend itself in this matter.

The Company is subject to various federal, state and local laws affecting its business, and believes that it is in material compliance with all applicable laws and regulations.

NOTE 3 - PREFERRED STOCK

At September 30, 2000 Preferred Stock consisted of 5,000,000 authorized shares of which the following were issued and outstanding:


                                                                   Common Shares
 Preferred Stock                                         Amount      Issuable on
                                                                     Conversion
------------------------------------------------------ ------------ -----------
Series  A, 9%  cumulative,  convertible,  redeemable;
10,000 shares issued and outstanding                    $ 50,000           2,866
------------------------------------------------------ ------------ ------------
Series  B, 9%  cumulative,  convertible,  redeemable;
412,500 shares issued and outstanding                    412,500         165,445
------------------------------------------------------ ------------ ------------
            TOTAL                                   $    462,500         168,311
                                                         =======         =======

NOTE 4 - CHANGES IN COMMON STOCK

During the period covered by this Report an aggregate of 2,783,426 shares of Company Common Stock were offered and sold without registration under the Securities Act of 1933, as amended ("Act"), as not involving any public offering in reliance upon the exemption from registration contained in Section 4(2) of the Act.

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

In August, 2000 an aggregate of 20,000 shares of Common Stock were issued in exchange for $100,000 cash which was received by the Company in May, 2000.

In August, 2000 an aggregate of 372,827 shares of Common Stock were issued to various parties in exchange for $2,796,170 cash.

NOTE 5 - SUBSEQUENT EVENTS

In October, 2000, the Company acquired all of the capital stock of Comsight Imaging, Inc. in exchange for 47,733 shares of the Company's common stock, the fair market value of which was $319,498 and three hundred thousand dollars ($300,000) in cash, of which $150,000 had been paid as a deposit prior to September 30, 2000. Of the 47,733 shares, 37,733 shares were issued at the time of this report, and 10,000 shares were authorized for issuance on or about January 2, 2001.

In connection with the Comsight Imaging, Inc. acquisition, the Company committed to grant a principal of Comsight performance based stock options to purchase up to 40,000 shares of Common Stock at a price of $7.50 per share as well as incentive based stock options to purchase 50,000 shares of common stock at a price of $5.00 per share, each of which is dependent upon the Company achieving certain sales volumes.

In October,  2000 the Company issued  1,500,000 shares of Common Stock to Edward
W. Sample, the Company's Chairman and CEO, and 150,000 shares of Common Stock to two other employees, pursuant to the exercise of non-qualified stock options.

In November, 2000 the Company acquired all of the assets of JJT, Inc. in exchange for 50,000 shares of the Company's Common Stock, the fair market value of which was $300,000, and the assumption of JJT's bank debt. The Company has agreed to repay the bank debt by the issuance of 75,862 shares of Common Stock, the fair market value of which was $455,172 on the date of the agreement. Such shares have been authorized for issuance, but have not yet been issued.

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


The Company anticipates that if it meets its projected product sales which commenced the week of June 19, 2000 and receives funds through additional raises of debt and/or equity, the Company will have sufficient resources to meet its working capital and capital expenditure needs for the next twelve months. However, there can be no assurance that the Company will achieve its expected product sales or receive funds from additional debt and/or equity commitments and would therefore be unable to meet its near term working capital and capital expenditure needs. The Company may also need to raise additional funds in the future in order to fund more aggressive brand promotion and more rapid expansion, to develop new or enhanced products, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience dilution and such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its brand names as the Company desires, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

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

To date, the Company has not incurred any significant problems associated with the inability of software applications and operational programs not properly recognizing calendar dates in the year 2000 in the following areas:(1) accounting and reporting systems, (2) office automation and contact management software, (3) systems of third party vendors incorporated into the Company's developmental products, and (4) the Company's developmental products.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 1994, the Company discharged four officers of its Dream Factory subsidiary. The officers who were discharged commenced actions against the Company seeking damages arising out of the alleged wrongful termination of their employment. The Company subsequently settled the claims of two of the officers. The Company has from time to time been engaged in settlement negotiations with the two remaining officers, a husband and wife, and has accrued a provision of $700,000 in its consolidated financial statements. No settlement negotiations are currently taking place and the Company is preparing to go to trial in early 2001. These remaining cases are pending in Connecticut state court.

The Company was a defendant in the case of Benjamin B. LeCompte, III, a stockholder, v. Classics International Entertainment, Inc., in the United States District Court for the Northern District of Illinois, Eastern Division. This case involved a claim by LeCompte that the Company owed him 573,066 shares of Common Stock pursuant to an alleged conversion of a promissory note into said shares. The note, in the principal amount of $200,000, and the accrued interest thereon, are included in the accompanying consolidated financial statements. On April 3, 2000, this case was dismissed for lack of jurisdiction. On April 12, 2000, LeCompte filed an action against the Company in the Circuit Court of Cook County, Illinois, asserting substantially the same claims as in the case which was dismissed. That action was dismissed on October 18, 2000. Subsequently an amended complaint was filed. The Company believes this action is without merit, and intends to vigorously defend itself in this matter.

The Company is subject to various federal, state and local laws affecting its business, and believes that it is in material compliance with all applicable laws and regulations.

ITEM 2.  CHANGES IN SECURITIES

During the period covered by this Report an aggregate of 392,827 shares of Company Common Stock were offered and sold without registration under the Securities Act of 1933, as amended ("Act"), as not involving any public offering in reliance upon the exemption from registration contained in Section 4(2) of the Act.

In August, 2000 an aggregate of 20,000 shares of Common Stock were issued in exchange for $100,000 cash received by the Company in May, 2000.

In August, 2000 an aggregate of 372,827 shares of Common Stock were issued to various parties in exchange for $2,796,170 cash received by the Company in August, 2000.

ITEM 3   .        DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 18, 2000 the Annual Meeting of Stockholders was held at which the following resolutions were adopted:

o Directors of the Company for the ensuing year: Edward W. Sample, Richard S. Berger, Michael Steele, Joseph H. Sherrill, Jr., Arthur R. Tauder, and W. Barger Tygart.

o    Independent  public  accountants  for the year ending  December  31,  2000:
     Feldman Sherb & Co., P.C.

ITEM 5.  OTHER INFORMATION

Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated by reference.

EXHIBIT NO.       DESCRIPTION

27                Financial Data Schedule

(b) Reports on Form 8-K:

During October 2000, a Form 8-K was filed reporting that Edward W. Sample had purchased 13,000 shares of the Company's Common Stock on the open market for an aggregate consideration of $88,281.25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PIRANHA, INC.


SIGNATURE                                   TITLE

/S/ EDWARD W. SAMPLE        Chairman of the Board and Chief Executive Officer
--------------------        (Principal Executive Officer)
Edward W. Sample


/S/ RICHARD S. BERGER       Chief Financial Officer, Secretary and Director
---------------------       (Principal Financial and Accounting Officer)
Richard S. Berger


/S/ MICHAEL STEELE          Director
--------------------
Michael Steele


/S/ JOSEPH H. SHERRILL, JR. Director
-------------------
Joseph H. Sherrill, Jr.


/S/ARTHUR R. TAUDER         Director
-------------------
Arthur R. Tauder


/S/ W. BARGER TYGART        Director
--------------------
W. Barger Tygart

Dated: November 14, 2000