Form 10KSB
period 2000-12-31
PIRANHA INC
filed 2001-05-15
CIK 894789

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 +---+    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 | X |   EXCHANGE ACT OF 1934 [FEE REQUIRED]
 +---+

                  For the fiscal year ended December 31, 2000
                      ------------------------------------

 +---+
 |   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 +---+   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                           Commission File No. 0-20190

                                  PIRANHA, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                    36-3859518
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

         2425 N. Central Expressway, Suite 480, Richardson, Texas 75080
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (972) 739-0373

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

      NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
------------------------------------------------------------------
(Title of class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ----
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The Issuer's revenues for its most recent fiscal year ended December 31, 2000 were $339,445.

         On March 31, 2001, the aggregate market value of the voting stock of Piranha, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant was approximately $18,037,901 (includes all shares) based on the average closing bid and asked prices for such Common Stock on said date as reported National Quotation Bureau.

         APPLICABLE ONLY TO CORPORATE REGISTRANTS

         On March 31, 2001, there were 14,722,909 shares of Common Stock, $.001 par value, were issued and outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         As per Part I. Item 7 and Part IV, Item 13.

                      INDEX TO ANNUAL REPORT ON FORM -10KSB



PAGE No.
PART I

Item 1.  Description of Business                                               2

Item 2.  Description of Property                                               7

Item 3.  Legal Proceedings                                                     7

Item 4.  Submission of Matters to a Vote of Security-Holders                   8

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters              9

Item 6.  Management's Discussion and Analysis or Plan of Operations           11

Item 7.  Financial Statements                                                 13

Item 8.  Changes In and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                   14

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance With Section 16(a) of the Exchange Act          14

Item 10. Executive Compensation                                               17

Item 11. Security Ownership of Certain Beneficial Owners and Management       21

Item 12. Certain Relationships and Related Transactions                       22

Part IV.

Item 13. Exhibits and Reports on Form 8-K                                     23

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties, including the risks discussed in the section entitled "Item 6, Management's Discussion and Analysis or Plan of Operations - Forward Looking Statements" and elsewhere in the Annual Report on Form 10-KSB. The actual results that the Company achieves may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "future," "intends," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

         PART I

Item 1. Description of Business

     The Company was formed in 1992. From 1996 through November 1999 the Company essentially was a non-operating entity, even though two of its four prior subsidiaries (First Classics, Inc. and Classics Media Group, Inc.) remain in existence. Beginning with the acquisition of Zideo.com, Inc. on December 8, 1999 and IBP, Inc. on December 30, 1999, the Company effectively changed its business operations. In February 2000, it changed its name to Piranha, Inc., effected a 1:3.49 reverse stock split and increased its authorized Common Stock to 100 million shares.

     Piranha is a technology-based company with a line of digital asset management products and services being developed for sale and/or licensing. Piranha is in the business of providing enabling technologies in the areas of data compression, product output routing, universal file format recognition, data manipulation and custom application feature development in both the lossy data compression and lossless data compression market segments. Additionally, Piranha provides digital image acquisition services which are intended to incorporate its core data compression technologies. Piranha's data compression software products and digital asset service are designed to enhance digital workflow processes and improve data transfer speeds across the Internet and to provide high quality image clarity at compression rates which the Company believes are higher than those presently available in the marketplace on a variety of platforms. These compression products are directed to digital images and Internet applications such as full motion streaming video, lossless image and text string compression, and highly compressed, high-resolution static images.

     The Company's products are designed to support business-to-business, e-commerce and Internet related activities associated with professional digital archival storage, digital workflow optimization and advanced business-to-consumer on-line shopping applications. Piranha technology and its resulting application developments are expected to provide a methodology to support the emerging e-commerce market demand for solutions to the traditional bottlenecks and time delays associated with the e-commerce shopping experience that the Company believes are superior to those presently available. The Company believes that its products and services provide measurable quantitative and qualitative advantages over related products and services. Products currently available include:

o Piranha Net - This web-based product is expected to allow commercial web sites to download significantly faster than what is currently available. Piranha Net utilizes Piranha's proprietary lossless and lossy data compression algorithms.

o Piranha Byte- This Streaming FTP lossless and modified bit "ultra high fidelity" data compression product is used for downloading files to or from a server or individual user. A multitude of file types can be delivered for archival or immediate use at compression rates and data transfer speeds substantially greater than current competitive products. The first shipments of this product occurred during the week of June 19, 2000.

o Piranha Stream - This product is a plug-in or browser-based full-motion video product with several audio codecs available, including Piranha Audio featuring low bandwidth and high quality. Piranha Stream's advanced component input compression process produces the highest quality streaming video in the market place. The first products using this technology were distributed to stockholders at the annual meeting on August 18, 2000.

         Products that are expected to debut in the future:

o An e-commerce application covering transaction, data mining, and other e-commerce disciplines.

o A product combining all Piranha technologies into one suite of tools to handle enterprise solutions for the largest customer. This product will include data base interfacing with Oracle and other enterprise data warehouse software.

o An affordable software rental that offers a variety of solutions from a full suite of products to a smaller version designed to meet the specific needs of the customer.

o Increased processing power delivered through custom DSP chip integration for tailored hardware/software solutions.

o    An  advance  image  database  product  providing   multifunctional   search
     capabilities.

         Piranha products have been developed on the Linux operating system and have been successfully ported to Microsoft and Apple operating platforms.

         The Company maintains two separate websites:

o www.piranha.com for investor and general Company information including information for the pre-press, printing and publishing industries.

o    www.zideo.com for Internet-related activities.

         Piranha believes that it is different from current industry leaders in that it is a solutions-based organization not limited to a specific operating platform, to a specific type of data file or to either video or audio or lossless or lossy sciences.

Market Need

         The Company's product and service line is intended to fill what the Company believes to be a market need for digital image acquisition, data compression, product output routing, custom user interfaces, and universal file format recognition with particular applicability in five distinct problem areas:

o Bandwidth Limitations: data pipes are too small to accommodate huge multi-format data files. This is most notable in the critical areas of video, audio, and high resolution graphics and pictures.

o Digital Storage Limitations: vast amounts of audio, video, text and graphics have been converted from their original analog state to more manageable digital storage files. This conversion from analog to digital has created enormous data storage requirements.

o Data Transmission Speed: more speed, the most common cry in cyberspace. Ideally, large pipes and small data files would result in lightning speeds. In actuality consumers have small pipes and huge data files resulting in very slow data communication rates.

o Security Concerns: digital information must be safely stored, securely transmitted and accessible to encryption or safeguarding to protect privacy and provide assurances of safety.

o Data Routing: ability to easily control the asset delivery and archival process with definable network and Internet delivery addresses.

     The Company believes that a technology focusing on "digital asset management" will address each of these five major challenges and believes that its preliminary demonstrations have reflected significant improvements over the technologies of current industry leaders.

Market Segments

Digital Workflow Solutions

     The Company's wholly-owned subsidiary, Impact Solutions, Inc., focuses upon providing digital workflow solutions specifically directed toward lossless and modified bit "ultra high fidelity" data compression sciences for the pre-press, printing and publishing industries. Over the last decade these industries have started to consider moving away from traditional consumable materials to digital file handling. Certain printing and publishing industry organizations such as Time, Inc., R.R. Donnelley and Sons, Quad/Graphics, Inc. and Quebecor World have begun utilizing digital workflows in the last several years. Certain publications are using digital solutions to produce most, if not all, of their product.

     The Company estimates, however, that less than one-fourth of the pages produced by publications such as newsmagazines are digital. The Company believes that factors such as cost and evolving technologies will accelerate the movement to the digital world within three to five years but that file size, storage size, transmission costs and security concerns are major impediments. Piranha's expectations are that its compression technology will overcome certain if not all of these hurdles.

     The Company also believes that any technology it develops will be useful in other industries, such as medical imaging technology (which needs to assemble, track, transmit, archive and often output high resolution x-ray, sonograms and other application-critical high fidelity images in a secure environment) as well as the financial, government, insurance and real estate industries (which require large document storage capabilities) and the banking and financial services industries (which require business to business support for their transactional services).

     Major competitors in this market segment are believed to be PKZip, Aladdin Industries, Inc. and document workflows presented by such companies as Adobe, AGFA and Heidelberg.

     As a result of the acquisition of JJT, Inc., Impact Solutions also operates a digital image capture service. JJT, Inc. provides digital image archive services for several clients including the United States Library of Congress, the New York Public Library and the University of Texas at Austin.

Digital Distribution Solutions

     Zideo.com, Inc., another Piranha subsidiary, is the Company's Internet-directed sales and marketing organization that utilizes Piranha technologies to provide a streaming media encoding service bureau for such source material as music videos, movie trailers, pay-per-view movies, educational content, e-greeting cards, gaming, video conferencing, e-commerce, and research and development for the entertainment industry.

     The Company believes its technology is suitable for streaming and downloading audio and video on-demand at ratios and resolution qualities previously not available. Zideo.com is also seeking to satisfy emerging needs in the security, video-conferencing and distance learning arenas.

     Zideo.com is currently engaged in the following marketing efforts:

o Film & Video - Zideo.com is soliciting content providers with materials ranging from movie trailers to independent films for encoding services utilizing the Piranha Stream streaming audio/video solution. The Company believes that Piranha Stream provides a qualitative and quantitative improvement over the current industry leaders, Sorensson, Fronhoeffer and MPEG 4.

o Web pages - Piranha products are also expected to be applicable to on-line web page development of graphic, animation or image presentations. The multiple discipline approach of Piranha Net is expected to allow for significantly increased download speeds and dramatically reduced files sizes.

     In addition, Zideo.com expects to continue development of technology that can be applied to the Internet in the computer games area.

The Zideo.com web site uses Cobalt RAQ3 web servers on twin OC3 backbones, with a top tier connection. The Internet service provider is The Planet.com.

Business Development

     In December 1999 the Company acquired all of the capital stock of Zideo.com, Inc., a wholly-owned subsidiary of DigiByte Corporation. The Company acquired Zideo in order to obtain certain licensing rights to technology owned by DigiByte as well as to obtain the Zideo.com brandname and the acquisition of certain personnel associated with Zideo and DigiByte including Messrs. Sample, Ashley and Mr. Larry Greybill.

     In December 1999, the Company acquired all of the capital stock of IBP, Inc., a privately-held corporation owned by Messrs. Steele and Lotzer, the Company's Chief Information Officer and Chief Science Officer, respectively. The

Company acquired IBP to obtain certain technology regarding proprietary lossless and lossy data compression algorithms. None of the technology was subject to a patent or trademark.

     In connection with the acquisition Messrs. Lotzer and Steele entered into employment agreements with the Company. Mr. Lotzer entered into a two-year employment contract at an annual salary of $150,000 in year one and $200,000 in year two. Mr. Lotzer is the Company's Chief Science Officer and is expected to be appointed to the Board of Directors in an annual alternation with Mr. Steele at some time in the future. Mr. Steele entered into a two-year employment contract at an annual salary of $150,000 per year. Mr. Steele is the Company's Chief Information Officer and has been appointed to the Board of Directors in an annual alternation with Mr. Lotzer.

     In February 2000, the Company acquired the services of Edward Falk, Robert Newton, Craig Westveer, Thomas Lenartz and Kevin Rahe through the acquisition of Grand Rapids Science Group, Inc. (now known as Rogue River Software Group, Inc.). The purpose of the acquisition was to add to the expertise of the Company's science group in the areas of graphic arts, image processing, color sciences and database design and modeling.

     In March 2000, the Company purchased all of the capital stock of Online Marketing (UK) Ltd. from Mr. Alan Fairnington and Mr. Joseph H. Sherrill, Jr. The primary purpose of the acquisition was to obtain the services of Mr. Fairnington. Mr. Sherrill is currently an independent director of the Company.

     In October 2000, the Company purchased all of the capital stock of Comsight Imaging, Inc. and acquired the services of Dr. Xiaolin Wu. The Company entered into a three-year employment contract with Dr. Wu as Director of Research and Development. Dr. Wu receives a base annual salary of $160,000.

     In November 2000, the Company acquired the business and assets of JJT, Inc. The primary purpose of this acquisition was to obtain the imaging technology of JJT, Inc. and the services of Mr. John R. Stokes.

Competition

     The Company is in a highly competitive market. The Company competes with major software developers as well as numerous smaller companies producing one or more competitive products. The Company's products compete with those of PKZip, Stuffit, WinZip, Sorensson, MPEG, Real, Cinepak, Indeo and others. Most if not all of the Company's existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors are able to undertake more extensive marketing campaigns for their brands, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees. Accordingly, there can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a materially adverse effect on the Company's business, results of operations and financial condition.

     Competition for Internet products and services is intense. As the market for e-commerce grows, the Company expects that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. The market in which the Company competes is significantly affected and is characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements and enhancements, other market activities of industry participants and changing customer demands. Accordingly, the Company's success will depend on its ability to adapt to such changes and its ability to continually improve the speed, performance, features, ease of use and reliability of its products in response to both evolving demands of the marketplace and competitive service and product offerings. Any failure to rapidly adapt in a changing environment would have a materially adverse effect on the Company's business, results of operations and financial condition.

     The Company's financial and operating success depends, among other things, on the success of its products and services. If those products and services fail to keep pace with the rapid changes in technology and customer and supplier demands, the Company may not become or remain profitable. There can be no assurance that the products and services of the Company will achieve market acceptance or commercial success or that the Company will be successful. The Company expects competition to persist and intensify in the future.

     The Company believes that the principal competitive factors affecting companies seeking to develop, market and sell compression technology are critical mass, technical competence, market acceptability, functionality, brand recognition, market include speed of implementation, price, knowledge of the industry, core technology, ability to implement a solution with existing technology and financial capacity of its potential customers. Although the Company believes that its solutions currently compete favorably with respect to several of these factors, the Company's market is relatively new and is evolving rapidly. The Company may not be able to maintain any significant competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

     The Company continually strives to incorporate new technology into its products. Introducing new technology involves numerous technical challenges, substantial amounts of personnel resources and frequently requires months to complete. There can be no assurance that the Company will be successful at integrating new technology on a timely basis or without degrading the responsiveness and speed of its existing products or that, once integrated, such technology will function as expected.

Intellectual Property

     The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success and attempts to protect its rights by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company has filed United States trademark applications for Piranha, Piranha Byte, Piranha Stream, Piranha Net, Piranha Web, Webbot, Netbot and trademark applications for Piranha in numerous overseas venues. There can be no assurance that these steps will be adequate, that the Company will be able to secure trademark registrations for all of its marks in the United States or other countries or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. The Company currently has no patents but has filed for certain provisional patents. The Company is also examining whether further patent protection will be sought. There can be no assurance that patents will become a significant part of the Company's intellectual property in the foreseeable future. Effective trademark, service mark, copyright, trade secret and patent protection may not be available in every country in which the Company's products may be distributed and policing unauthorized use of the Company's proprietary information will be difficult if not impossible.

     The Company generally enters into confidentiality agreements with its employees and consultants and generally controls access to and distribution of its documentation and other proprietary information. It may be possible for a third party to copy or otherwise obtain and use the Company's proprietary
information   without   authorization   or   to   develop   similar   technology
independently.

     Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving and no assurance can be given as to the future viability or value of any proprietary rights of the Company or other companies within this market. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information. Any such infringement or misappropriation could have a materially adverse effect on the Company's business, results of operations and financial condition

     In addition, litigation may be necessary to enforce the Company's intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a materially adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others or that other parties will not assert infringement claims against the Company. The Company may become subject to claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties. Although no such claims have occurred to date, such claims and any resultant litigation might subject the Company to significant liability for damages and might result in invalidation of the Company's proprietary rights and even if not meritorious could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which might have a material adverse effect on the Company's business, results of operations and financial condition.

Government Regulation and Legal Uncertainty

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or distribute information on the Internet. However, due to the Internet's increasing popularity and use, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy; user screening to prevent inappropriate uses of the Internet by, for example, minors or convicted criminals; taxation; infringement; pricing; content regulation; quality of products and services; and intellectual property ownership and infringement. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's products, increase the Company's cost of doing business, or otherwise have a materially adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a materially adverse effect on the Company's business, results of operations and financial condition.

     The Communications Decency Act of 1996 (the "CDA") was enacted in 1996. Although those sections of the CDA that, among things, proposed to impose criminal penalties on anyone distributing indecent material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted in the future. Similar types of legislation and the manner in which they may be interpreted and enforced cannot be fully determined and could subject the Company to potential liability. Such legislation could also impact on the growth of the Internet generally and decrease the demand for the Company's products.

Employees

     As of March 31, 2001, the Company employed 60 full-time employees, 35 of whom were employed in research and development, 10 in sales and marketing and 15 in general and administrative capacities. None of the Company's employees are subject to collective bargaining agreements and the Company considers its relationships with its employees to be good.


Item 2.  Description of Property

     The Company's principal executive offices are located at 2425 N. Central Expressway, Suite 480, Richardson, Texas 75080. Its principal financial offices are located at 33 North LaSalle Street, 33rd Floor, Chicago, Illinois 60602. Its primary research and development facilities are located in Grand Rapids, Michigan, and additional research and development offices are located in Richardson, Texas. Sales and marketing activities are conducted throughout the Company's various offices and its Impact Solutions, Inc. and Zideo.com, Inc. subsidiaries located in Freehold, New Jersey, London, England and Richardson, Texas.


Item 3.  Legal Proceedings

     In July 1994, the Company discharged four officers of its Dream Factory subsidiary. The officers who were discharged commenced actions against the Company seeking damages arising out of the alleged wrongful termination of their employment. The Company subsequently settled the claims of two of the officers, and has accrued a provision of $700,000 in its financial statements related to the two remaining officers. A trial has been scheduled to begin in July 2001.

     The Company was a defendant in the case of Benjamin B. LeCompte, III, a stockholder, v. Classics International Entertainment, Inc., in the United States District Court for the Northern District of Illinois, Eastern Division. This case involved a claim by LeCompte that the Company owed him 573,066 shares of Common Stock pursuant to an alleged conversion of a promissory note into said shares. The note, in the principal amount of $200,000, and the accrued interest thereon, are included in the Company's consolidated financial statements. On April 3, 2000, this case was dismissed for lack of jurisdiction. On April 12, 2000, LeCompte filed an action against the Company in the Circuit Court of Cook County, Illinois, asserting substantially the same claims as in the case which was dismissed. That action was dismissed on October 18, 2000. Subsequently an amended complaint was filed. Two counts remain of the amended complaint. The Company believes this action is without merit, has filed another motion to dismiss and intends to vigorously defend itself in this matter.

     The Company is subject to various federal, state and local laws affecting its business. We believe that we are in material compliance with all applicable laws and regulations.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable. No matters were submitted to a vote of the Company's security-holders in the fourth quarter.

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

COMMON STOCK                                    HIGH      LOW
                                                 $         $
Fiscal Year 1999:

     1st Quarter ........................      1.012     1.012
     2nd Quarter ........................       .820      .558
     3rd Quarter ........................      2.478     2.408
     4th Quarter ........................     13.303     8.404

Fiscal Year 2000:

     1st Quarter ........................     65.000    10.000
     2nd Quarter ........................     26.000     7.500
     3rd Quarter ........................     15.000     6.938
     4th Quarter ........................      7.375     2.000

     The above quotations represent prices between dealers; do not include retail mark-ups, mark-downs, or commissions; and do not necessarily represent actual transactions.

APRROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     The number of record holders of the Company's Common Stock is 246. Such number of record owners was determined from the Company's stockholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are more than 2,750 beneficial holders of the Company's Common Stock.

     To date, the Company has paid $138,375 of dividends on the Series A preferred stock, however, the amounts which were due for the quarter ended December 31, 1995, and all subsequent amounts have not yet been declared or paid, nor have any amounts to date relating to the Series B preferred stock been declared or paid.

     The Company intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors, subject to the existence of any covenants restricting the payment of dividends.

     The Company has never paid cash dividends on its Common Stock and has no present intention to pay cash dividends. In addition, the Company's outstanding preferred stock prohibits the payment of cash dividends on its Common Stock. It is the Company's intention to retain earnings to finance the expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     During the three years immediately preceding the date of the filing of this Registration Statement, the following securities were issued by the Company without registration under the Securities Act of 1933, as amended ("Act"). All of such issuances were made in reliance upon the exemption contained in Section 4(2) of the Act as not involving any public offering.

     In December 1999, in connection with the IBP, Inc. acquisition, the Company issued 1,000,000 shares of stock to the two principals of IBP, Carey Lotzer and Michael Steele, in exchange for all of their capital stock of IBP.

     In  November  and  December   1999,   the  Company   entered  into  various
subscription agreements for the issuance of 1,288,889 shares of Common Stock for an aggregate purchase price of $3,200,000.

     On January 21, 2000, an aggregate of 57,307 shares of Common Stock were issued on conversion of 200,000 shares of the Company's Series A 9% Convertible Cumulative Redeemable Preferred Stock.

     On February 24, 2000, 89,892 shares of Common Stock, having a market value of $1,000,000, were issued in exchange for all of the capital stock of Rogue River Software, Inc., formerly Grand Rapids Science Group, Inc.

     During March 2000, an aggregate of 851,421 shares of Common Stock were issued on exchange of the Company's outstanding Class A warrants.

     On March 13, 2000, an aggregate of 2,866 shares of Common Stock were issued on conversion of 10,000 shares of the Company's Series A 9% Convertible Cumulative Redeemable Preferred Stock.

     On March 15, 2000, an aggregate $17,500 in cash, plus 10,000 shares of Common Stock were issued to Piranha Propellers in exchange for the domain name "piranha.com."

     On March 15, 2000, an aggregate of 10,500 shares of Common Stock were issued to two individuals for services previously rendered.

     On March 24, 2000, 55,556 shares of Common Stock, the fair market value of which was $750,000, were issued in exchange for all of the capital stock of On-Line Marketing (UK), Ltd.

     On March 31, 2000, an aggregate of 836,000 shares of Common Stock were issued to various parties as a result of various subscription agreements pursuant to the receipt of $5,280,000 in cash during the quarter then ended.

     In May 2000, an aggregate of 133,333 shares of Common Stock were issued to The Interpublic Group of Companies, Inc.

     On or about June 15, 2000, an aggregate of 324,224 shares of Common Stock were issued to an individual on conversion of $500,000 of the Company's Series C 4% Convertible Cumulative Redeemable Preferred Stock.

     On June 19, 2000, an aggregate of 19,500 shares of Common Stock were issued to four persons or entities in exchange for the cancellation of amounts due for services.

     On August 9, 2000, an aggregate of 20,000 shares of Common stock were issued to one person in exchange for cash in the amount of $100,000.

     On August 11, 2000, an aggregate of 294,827 shares of Common Stock were issued to eight persons or entities in exchange for cash in the amount of $2,211,200.

     On August 22, 2000, an aggregate of 78,000 shares of Common stock were issued to one person in exchange for cash in the amount of $584,970.

     In October 2000, an aggregate of 37,733 shares of Common Stock were issued to the stockholders of Comsight Imaging Inc. in connection with the Company's acquisition of this company. In addition, an additional 10,000 shares of Common Stock were authorized for issuance on or about January 2, 2001.

     In November 2000, an aggregate of 50,000 shares of Common Stock were issued to JJT, Inc. in connection with the acquisition of the assets and business of

JJT, Inc. In addition, in November 2000 an aggregate of 75,862 shares of Common Stock were issued to City National Bank of Taylor, Taylor, Texas, in repayment of the outstanding debt owed to the bank by JJT, Inc.

     In December 2000, an aggregate of 800,000 shares of Common Stock were authorized for issuance to two individuals in connection with equity investments in the Company aggregating $800,000.

     In January 2001, an aggregate of 10,000 shares of Common Stock were issued to a stockholder of Comsight Imaging Inc. in connection with the Company's acquisition of this company.

     In January and February 2001, an aggregate of 2,535,010 shares of Common Stock were issued to twenty eight persons or entities in exchange for $2,259,000 of cash, and the cancellation of various amounts due for services and notes payable.

     The sale, or availability for sale, of substantial additional amounts of Common Stock in the public market could materially adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities or debt financing.


Item 6. Management's Discussion and Analysis or Plan of Operations

         The following Plan of Operations should be read in conjunction with the Financial Statements and the Notes thereto appearing in this report.

     Piranha is a technology-based company with a line of digital asset management products and services being developed for sale and/or licensing. Piranha is in the business of providing enabling technologies in the areas of data compression, product output routing, universal file format recognition, data manipulation and custom application feature development in both the lossy data compression and lossless data compression market segments. Additionally, Piranha provides digital image acquisition services which are intended to incorporate its core data compression technologies. Piranha's data compression software products and digital asset service are designed to enhance digital workflow processes and improve data transfer speeds across the Internet and to provide high quality image clarity at compression rates which the Company believes are higher than those presently available in the marketplace on a variety of platforms. These compression products are directed to digital images and Internet applications such as full motion streaming video, lossless image and text string compression, and highly compressed, high-resolution static images.

     The Company is continuously involved in the development of new products and related technology. The Company's products are designed to support business-to-business, e-commerce and Internet related activities associated with professional digital archival storage, digital workflow optimization and advanced business-to-consumer on-line shopping applications. Piranha technology and its resulting application developments are expected to provide a methodology to support the emerging e-commerce market demand for solutions to the traditional bottlenecks and time delays associated with the e-commerce shopping experience that the Company believes are superior to those presently available. The Company believes that its products and services provide measurable quantitative and qualitative advantages over related products and services. For products currently under development see Part I, Item 1, Description of Business.

     On April 9, 2001, the Company announced that the Board of Directors approved the spin-off of its wholly-owned Zideo subsidiary. The purpose of the spin-off is to enable the Company and Zideo to be better positioned to maximize operating efficiencies and growth opportunities for each company. Piranha, Inc. will continue to focus on data compression technology, which it markets to all industries including streaming media, wireless, medical imaging and publishing. Zideo will be a licensee of Piranha's technology and will continue to provide encoding services for streaming media applications, and through its subsidiary provide digital acquisition services for universities, museums and libraries.

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

Liquidity and Capital Resources

     As of December 31, 2000, the company had cash of $8,136 and a working capital deficiency of $2,515,302.

     The Company needs to raise funds in the next twelve months in order to meet its cash requirements and fund its current operations as well as to engage in more aggressive brand promotion and more rapid expansion, to develop new or enhanced products, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience dilution and such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to meet its cash requirements and fund its current operations as well as to engage in more aggressive brand promotion and more rapid expansion, to develop new or enhanced products, to respond to competitive pressures or to acquire complementary businesses or technologies. Any such inability would have a material adverse effect on the Company's business, results of operations and financial condition.

Forward-Looking Statements

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties, including the risks discussed in this section and elsewhere in the Annual Report on Form 10-KSB. The actual results that the Company achieves may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Word such as "believes," "anticipates," "expects," "future," "intends," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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


                         PIRANHA, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




         INDEPENDENT AUDITORS' REPORT                                       F-2

         CONSOLIDATED BALANCE SHEET                                         F-3

         CONSOLIDATED STATEMENTS OF OPERATIONS                              F-4

         CONSOLIDATED STATEMENT OF CHANGES IN                               F-5
         STOCKHOLDERS' EQUITY

         CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-7 - F-25

               INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Piranha, Inc.
Chicago, Illinois

     We have audited the accompanying consolidated balance sheet of Piranha, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piranha, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows, for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
April 27, 2001

                                 PIRANHA, INC.

                            CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


 ASSETS

CURRENT ASSETS:
      Cash                                                    $           8,136
      Marketable securities                                              20,733
      Accounts receivable                                                75,742
      Shareholder receivable                                            475,000
      Prepaid expenses and other current assets                         655,636
                                                                 ---------------
          TOTAL CURRENT ASSETS                                        1,235,247

PROPERTY AND EQUIPMENT                                                1,554,821

INTANGIBLES (net of $11,518 of accumulated amortization)             11,766,041

GOODWILL (net of $162,174 of accumulated amortization)                2,763,762
                                                                 ---------------
                                                              $      17,319,871
                                                                 ===============


                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
      Accounts payable                                        $       1,225,382
      Dividends payable                                                 217,613
      Accrued liabilities                                             1,434,570
      Deferred revenue                                                  500,000
      Due to shareholders                                               372,984
                                                                 ---------------
          TOTAL CURRENT LIABILITIES                                   3,750,549
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock                                                   580,000
      Common stock, $.001 par  value; 100,000,000 shares
          authorized; 12,092,487 shares issued and outstanding           12,092
      Additional paid-in capital                                    107,347,509
      Stock subscription receivable                                     (44,500)
      Accumulated deficit                                           (94,322,376)
      Cumulative translation adjustment                                  (3,403)
                                                                 ---------------
           TOTAL STOCKHOLDERS' EQUITY                                13,569,322
                                                                 ---------------

                                                              $      17,319,871
                                                                 ===============



                 See notes to consolidated financial statements.

                                  PIRANHA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                           Years Ended December 31,
                                                                                     -------------------------------------
                                                                                           2000                1999
                                                                                     -----------------   -----------------

REVENUES                                                                         $            339,445 $                 -
                                                                                     -----------------   -----------------
COSTS AND EXPENSES:
     General and administrative
          (exclusive of $58,796,884 of non-cash
          compensation and fees reported below)                                             9,635,122             360,164
     Non cash compensation and fees                                                        66,113,284                   -
     Provision for loss on settlement of litigation                                                 -             700,000
     Depreciation and amortization                                                            382,309                 422
                                                                                     -----------------   -----------------
          TOTAL COSTS AND EXPENSES                                                         76,130,715           1,060,586
                                                                                     -----------------   -----------------
LOSS FROM OPERATIONS                                                                      (75,791,270)         (1,060,586)

OTHER EXPENSES
     Interest expense - net                                                                    45,890              44,741
     Loss on investments                                                                      140,604                   -
     Loss on disposal of equipment                                                            156,078                   -
                                                                                     -----------------   -----------------
          TOTAL OTHER EXPENSES                                                                342,572              44,741
                                                                                     -----------------   -----------------
LOSS BEFORE EXTRAORDINARY ITEM                                                            (76,133,842)         (1,105,327)

EXTRAORDINARY ITEM - Gain on cancellation of debt                                                   -              51,132
                                                                                     -----------------   -----------------
NET LOSS                                                                                  (76,133,842)         (1,054,195)

PREFERRED STOCK DIVIDENDS                                                                     (52,712)           (163,800)
                                                                                     -----------------   -----------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                       $        (76,186,554)$        (1,217,995)
                                                                                     =================   =================
Basic and diluted loss per common share:

     Loss before extraordinary item                                              $              (8.47) $            (0.25)
     Extraordinary item                                                                             -                0.01
                                                                                     -----------------   -----------------
Net loss per common share                                                        $              (8.47) $            (0.24)
                                                                                     =================   =================
Weighted average common shares outstanding                                                  8,992,947           4,415,577
                                                                                     =================   =================


                 See notes to consolidated financial statements.

                                  PIRANHA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Preferred         Common Stock         Additional
                                                   ----------------------      Paid-in      Subscription
                                         Stock        Shares     Amount        Capital      Receivable
                                      -----------  ----------- ----------   ------------    ----------

BALANCE -  DECEMBER 31, 1998         $ 2,012,500    4,406,566   $ 4,407     $12,506,450      $(44,500)

    Stock issuance's - acquisition                  1,000,000     1,000      10,487,125
    Stock issuance's - cash                         1,288,889     1,289       3,198,711
    Preferred dividends
    Net loss
                                     -----------  ----------  ---------    -----------      ----------
BALANCE -  DECEMBER 31, 1999           2,012,500    6,695,455     6,696      26,192,286       (44,500)

    Issuances of stock for:
       Acquisitions                                   319,043       319       2,962,691
       Cash                                         2,162,161     2,162       9,974,008
       Exercise of options and warrants             2,501,421     2,501          13,999
       Conversion of Preferred Stock and
          Preferred Stock Dividend    (1,432,500)     384,407       384       1,919,866
       Settlement of payables                          30,000        30         171,375
    Preferred dividends
    Options granted: excess of market
       price over exercise price                                             58,796,884
    Stock warrants granted                                                    7,316,400
    Cumulative translation adjustment
    Net loss
                                      -----------  ----------- --------     -----------    ----------
BALANCE -  DECEMBER 31, 2000          $  580,000   12,092,487  $ 12,092    $107,347,509     $(44,500)
                                      ===========  =========== ========     ===========    ==========

                                  PIRANHA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Continued)

                                                               Accumulated
                                            Accumulated          Other                            Total
                                                              Comprehensive                    Comprehensive
                                              Deficit             Loss              Total          Loss
                                           -------------      ------------        -----------  ------------

BALANCE -  DECEMBER 31, 1998               $(16,917,827)      $       -         $ (2,438,970)

    Stock issuance's - acquisition                                                10,488,125
    Stock issuance's - cash                                                        3,200,000
    Preferred dividends                        (163,800)                            (163,800)
    Net loss                                 (1,054,195)                          (1,054,195)
                                          --------------     ------------        -----------    ------------
BALANCE -  DECEMBER 31, 1999                (18,135,822)             -            10,031,160              -

    Issuances of stock for:
       Acquisitions                                                                2,963,010
       Cash                                                                        9,976,170
       Exercise of options and warrants                                               16,500
       Conversion of Preferred Stock and
          Preferred Stock Dividend                                                   487,750
       Settlement of payables                                                        171,405
    Preferred dividends                         (52,712)                             (52,712)
    Options granted: excess of market
       price over exercise price                                                  58,796,884
    Stock warrants granted                                                         7,316,400
    Cumulative translation adjustment                           (3,403)               (3,403)         (3,403)
    Net loss                                (76,133,842)                         (76,133,842)    (76,133,842)
                                            ------------     -----------        ------------  --------------
BALANCE -  DECEMBER 31, 2000              $ (94,322,376)     $  (3,403)        $  13,569,322  $  (76,137,245)
                                            ============     ===========        ============  ==============

                See notes to consolidated financial statements.

                                 PIRANHA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year ended December 31,
                                                                                            --------------------------------
                                                                                                2000              1999
                                                                                            --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             $    (76,133,842)$      (1,054,195)

    Adjustments to reconcile net loss
       to net cash used in operations:
          Depreciation                                                                            208,617                 -
          Amortization                                                                            173,692               422
          Provision for settlement of debt                                                              -           700,000
          Extraordinary gain - extinguishment of  debt                                                  -           (51,132)
          Non cash compensation and fees                                                       66,113,284                 -
    Changes in assets and liabilities:
       Accounts receivable                                                                         49,656                 -
       Prepaid expense and other assets                                                          (102,167)          (13,395)
       Accounts payable and accrued expenses                                                      151,980            67,036
                                                                                            --------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                          (9,538,780)         (351,264)
                                                                                            --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in securities                                                                    1,270,775        (1,291,508)
    Loan to stockholder                                                                          (675,000)                -
    Repayment received from stockholder                                                           200,000                 -
    Purchase of property and equipment                                                         (1,366,429)          (48,665)
    Acquisition of business units and subsidiaries                                               (317,500)         (400,000)
                                                                                            --------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES:                                                           (888,154)       (1,740,173)
                                                                                            --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Collection of stock subscription receivable                                                   800,000                 -
    Repayment of stockholder loans and notes payable                                             (694,085)           25,316
    Proceeds from sale of stock and exercise of options and warrants                            9,992,670         2,400,000
                                                                                            --------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                                     10,098,585         2,425,316
                                                                                            --------------   ---------------
EFFECT OF EXCHANGE RATE ON CASH                                                                     2,606                 -
                                                                                            --------------   ---------------
NET (DECREASE) INCREASE  IN CASH                                                                 (325,743)          333,879

CASH AT BEGINNING OF YEAR                                                                         333,879                 -
                                                                                            --------------   ---------------
CASH AT END OF YEAR                                                                      $          8,136 $         333,879
                                                                                            ==============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

    Cash paid during the year for interest and income taxes                              $              - $               -
                                                                                            ==============   ===============
    Non-cash investing and financing activities:
       (1)Issuance of common shares for acquisition of business units and subsidiaries   $      2,963,011 $      11,138,125
                                                                                            ==============   ===============
       (2)Issuance of notes payable for acquisition of business units and subsidiaries   $        155,000 $               -
                                                                                            ==============   ===============
       (3)Conversion of Series A and C Preferred stock and accrued dividends payable
              to common shares                                                           $      1,920,280 $               -
                                                                                            ==============   ===============
       (4)Stock subscription receivable                                                  $              -           800,000
                                                                                            ==============   ===============



               See notes to the consolidated financial statements.

                         PIRANHA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


1.        THE COMPANY

          The Company was formed in 1992. From 1996 through November 1999 the Company essentially was a non-operating entity. Beginning with the acquisition of Zideo.com, Inc. on December 8, 1999 and IBP, Inc. on December 30, 1999, the Company effectively changed its business operations. In February 2000 it changed its name to Piranha, Inc., effected a 1:3.49 reverse stock split and increased its authorized Common Stock to 100 million shares.

          Piranha is a technology-based company with a line of digital asset management products and services being developed for sale and/or licensing. Piranha is in the business of providing enabling technologies in the areas of data compression, product output routing, universal file format recognition, data manipulation and custom application feature development in both the lossy data compression and lossless data compression market segments. Additionally, Piranha provides digital image acquisition services which are intended to incorporate its core data compression technologies. Piranha's data compression software products and digital asset service are designed to enhance digital workflow processes and improve data transfer speeds across the Internet and to provide high quality image clarity at compression rates which the Company believes are higher than those presently available in the marketplace on a variety of platforms. These compression products are directed to digital images and Internet applications such as full motion streaming video, lossless image and text string compression, and highly compressed, high resolution static images.

          The Company's products are designed to support business-to-business, e-commerce and Internet related activities associated with professional digital archival storage, digital workflow optimization and advanced business-to-consumer on-line shopping applications.


2.        GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of approximately $76,134,000 and $1,054,000, for the years ended December 31, 2000 and 1999, respectively. Additionally, the Company had a working capital deficiency of approximately $2,515,000 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include, raising additional working capital through equity or debt financing and ultimately achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

      c. Marketable Securities - The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in income (loss).

      d. Property and Equipment - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives. Depreciation expense for the years ended December 31, 2000 and 1999 was $208,617 and $422, respectively.

      e. Goodwill - Goodwill represents the aggregate excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight line method over 10 years. Amortization expense charged to operations for the year ended December 31, 2000 and accumulated amortization at December 31,2000 were $162,174.

      f. Amortization of Intangibles - Amortization of the algorithms underlying the acquired intellectual property/trade secrets, as well as the brand name, and other trade secrets and intangibles, are recognized over a seven year period beginning in the month of first commercial application. Amortization expense charged to operations for the year ended December 31, 2000, and accumulated amortization at December 31,2000 was $11,518.

      g.  Long-lived  Assets  -  The  Company  reviews   long-lived  assets  for
          impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000 the Company believes that there has been no impairment of its long-lived assets.

      h.  Capitalized  Software  Development  Costs - The  Company  has  adopted
          Statement of Financial Accounting Standards No. 86, ("FASB 86") "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. When the software is fully documented and available for unrestricted sale or license, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

          Realization of capitalized software development costs is subject to the Company's ability to market its software product in the future and generate cash flows sufficient to support future operations. The Company did not capitalize any software development costs for the years ended December 31, 2000 and 1999.

      i. Revenue Recognition - The Company licenses software to end users under license agreements. The Company recognizes revenues in accordance with Statement of Position 97-2 ("SOP 97-2") as amended by Statement of Position 98-9 ("SOP 98-9"), issued by the American Institute of Certified Accountants. Under SOP 97-2, revenue from software licensing is recognized upon shipment of the software provided that the fee is fixed or determinable and that collectability of the revenue is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period, unless some additional performance target is mandated, in which case revenue is recognized upon satisfaction of that target, as defined in the applicable software license agreement. SOP 98-9 amends certain aspects of 97-2 to require recognition of revenue using the "residual method" under certain circumstances.

          The Company also offers consulting services. Such revenues are recognized ratably over the term of the related contracts.

      j. Foreign Currency Translation - Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders equity (accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

      k. Net Income (Loss) Per Share - Basic income (loss) per share was computed using the weighted average number of shares of outstanding common stock. Diluted per share amounts when applicable also include the effect of dilutive common stock equivalents from the assumed exercise of stock options.

      l. Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

      m. Stock Based Compensation - The Company accounts for all transactions under which employees, officers and directors receive shares of stock or options in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25., "Accounting for Stock Issued to Employees," ("APB 25"). The Company adopted Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for options granted under the employee, officers and directors stock plan other than for options issued where the market price exceeded the exercise price at the date of grant, and to non-employees for consulting services or to debt providers that had stock or options attached.

      n. Fair Value of Financial Instruments - The Company's financial instruments under Statement of Financial Accounting Standards No. 107 ("SFAS 107") "Disclosures About Fair Value of Financial Instruments," includes cash, accounts receivable, notes receivable, and accounts payable. The Company believes that the carrying amounts of these accounts are a reasonable estimate of their fair value because of the short-term nature of such instruments.

      o. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders. The Company's comprehensive loss for the year ended December 31, 2000, was $76,137,245. The difference between net loss and comprehensive loss is the Company's cumulative translation adjustment.

      p.  New Accounting Standards

               (i) Segment Information - The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the chief executive officer.

               (ii) In June  1999,  the  Financial  Accounting  Standards  Board
               (FASB) issued Statement of Financial Accounting Standard No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities", which was issued in June 1998. SFAS 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for the year ended December 31, 2001. The application of the new pronouncement should not have a material impact on the Company's financial statements.

               (iii) In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". (The implementation date of SAB 101, was subsequently amended by SAB 101A and SAB 101B. ) Under SAB 101 additional guidance on revenue recognition criteria and related disclosure requirements are required. Implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB 101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on the Company's operating results.


4.       ACQUISITIONS

      a. On December 8, 1999 the Company acquired all of the capital stock of Zideo.com, Inc. ("Zideo") from DigiByte Corporation ("DigiByte") of Chicago, Illinois. The purchase price of $750,000 consisted of cash in the amount of $250,000 and a note for $500,000, of which $100,000 was paid by December 31, 1999; the balance was paid in full on February 16, 2000. The entire purchase price was accounted for as an intangible asset primarily consisting of internet related technologies.

      b. On December 30, 1999, the Company acquired all of the capital stock of IBP through a merger of its subsidiary with and into IBP. As a result of the acquisition, IBP became a wholly-owned subsidiary of the Company. The two stockholders of IBP received an aggregate of
          1,000,000 shares of Common Stock in exchange for all of the outstanding capital stock of IBP. The purchase price of $10,788,125 consisted of the assumption of liabilities in the amount of $100,000 and the issuance of the aforementioned stock, valued at $10,688,125. The entire purchase price was accounted for as an intangible asset primarily consisting of data compression technology.

      c. On March 15, 2000 an aggregate of 10,000 shares of Common Stock, valued at $90,000, were authorized for issuance to Piranha Propellers in exchange for the domain name "piranha.com." In addition to the Common Stock issued, the Company paid $17,500 in cash for the acquisition.

     The aggregate purchase price allocated to the three acquisitions above was accounted for as an acquisition of an intangible asset primarily consisting of data compression technology.

      d. On February 24, 2000, the Company acquired all of the capital stock of Rogue River Software, Inc. (formerly known as "Grand Rapids Science Group") a provider of image processing technologies and data based design services. The purchase price of $1,000,000 was paid through the issuance of 89,892 shares of Common Stock valued.

      e. On February 29, 2000, the Company acquired all of the capital stock of On-Line Marketing, Ltd., ("On-Line") a company based out of England. On-Line is primarily a distributor of data compression software. The purchase price of $750,000 was paid through the issuance of 55,556 shares of Common Stock.

      f. On October 1, 2000, the Company acquired all of the capital stock of Comsight Imaging, Inc. ("Comsight"). The purchase price of $813,464 consisted of (i) cash in the amount of $300,000, (ii) a note payable in the amount of $60,000, which was paid in full as of February 16, 2001, and (iii) the issuance of 47,733 shares of Common Stock, of which 37,733 were authorized for issuance prior to December 31, 2000 and 10,000 were authorized for issuance in January 2001. The Company has accrued $95,000 for the issuance of the additional 10,000 shares. Comsight is a provider of imaging technology.

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

      g. On November 1, 2000, the Company acquired all of the capital stock of JJT, Inc. ("JJT"). The purchase price of $764,547 was paid through the issuance of 50,000 shares of Common Stock valued at $309,375 in exchange for all of the capital stock of JJT, Inc. and the issuance of 75,862 shares of Common Stock valued at $455,172, to a commercial bank in satisfaction of an operating line of credit that existed prior to the acquisition by the Company.

     The following table gives an aggregate summary of the above acquisitions (notes 4(d) - 4(g)), which resulted in goodwill being recognized. Goodwill represents the aggregate excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

                 Purchase Price (including value of stock)      $     3,328,011
                 Fair Value of Assets Acquired                         (652,181)
                 Fair Value of Liabilities Assumed                      250,106
                                                                ----------------
                 Goodwill                                       $     2,925,936
                                                                ================

                  The detailed components consist of the following:

                 Purchase Price
                             Cash                               $       300,000
                             Notes                                      155,000
                             Common Stock (319,043 shares)            2,873,011
                                                                ----------------
                                                                $     3,328,011
                                                                ================

                 Fair Value of Assets Acquired
                             Accounts Receivable                $       125,398
                             Intangibles and Prepaid Assets             178,017
                             Property, Plant and Equipment              348,766
                                                                ----------------
                                                                $       652,181
                                                                ================

                 Fair Value of Liabilities Assumed
                             Accounts Payable                   $        54,103
                             Accrued Liabilities                        108,594
                             Assumed Notes                               87,409
                                                                ----------------
                                                                $       250,106
                                                                ================

          The following table summarizes pro forma consolidated results of operations (unaudited) of the Company and the acquisitions that occurred in the years ended December 31, 1999 and 2000, as though the acquisitions had been consummated at January 1, 1999. The pro forma amounts give effect to the appropriate adjustments for the fair value of assets acquired and amortization of goodwill, depreciation and the debt incurred and resulting interest expense if any. Of the above acquisitions, only On-Line and JJT had revenues and expenses prior to their acquisition by the Company, which are included in the following proforma information.

                                                  Years Ended December 31,
                                         ---------------------------------------
                                               2000                   1999
                                         ----------------       ----------------
                                                        (unaudited)
                                         ---------------------------------------
         Revenue                         $     1,429,230    $         1,370,348
         Operating expenses                   77,897,905              3,325,249
                                         ----------------      -----------------
         Net loss from operations            (76,468,675)            (1,954,901)
         Extraordinary item - gain on
                  cancellation of debt                 -                 51,132
                                         ----------------      -----------------
         Net loss                        $   (76,468,675)  $         (1,903,769)
                                         ================      =================
         Net loss per share              $         (8.34)  $              (0.33)
                                         ================      =================
         Shares used in calculation            9,167,593              5,734,221
                                         ================      =================


5.        SHAREHOLDER RECEIVABLE

          Starting in 1994, The Company's Chief Financial Officer ("CFO"), deposited into escrow approximately 630,000 shares of Common Stock in connection with a lawsuit ("Lawsuit") in which the Company, along with the CFO who at such time was Chairman of the Board, were named as defendants. These shares of Common Stock remain escrowed at December 31, 2000.

          At June 30, 2000, the CFO was obligated to repay the Company an aggregate indebtedness equal to $675,000 as a result of borrowings during the month of June 2000, of which $200,000 was repaid prior to December 31, 2000. In April 2001, the Board agreed to convert the remaining indebtedness of $475,000 into a note receivable, payable on or before December 31, 2001, with interest at 10% per annum (retroactive to June 2000). The note receivable will be collateralized by an additional 475,000 shares of the common stock owned by the CFO.

          In addition, while the Company is legally obligated to fully indemnify the CFO with respect to the Lawsuit, such indemnification may at the sole discretion of the Company be reduced by the amount of principal and interest, if any, remaining outstanding at December 31, 2001 under the terms of the note receivable. The CFO has thus agreed to waive and release in part the Company from its full indemnification obligations.


6.        MARKETABLE SECURITIES

          At December 31, 2000, investments in marketable securities consists of equity securities with a fair value of $20,733. During the year ended December 31, 2000, the Company's incurred losses in their marketable securities of $140,604.

7.        MAJOR CUSTOMERS

          During the year ended December 31, 2000, two customers accounted for approximately 34% and 37%, respectively, of the Company's revenues. One of the customers accounted for approximately 17% of the Company's outstanding accounts receivable. Included in prepaid expenses and other current assets is $500,000 due from the other customer.


8.       PROPERTY AND EQUIPMENT

         Property and equipment December 31, 2000 is as follows:

                 Furniture and Fixtures                      $          304,445
                 Equipment                                            1,468,148
                 Software                                               384,307
                                                                ----------------
                                                                      2,156,900
                 Less: accumulated depreciation                        (602,079)
                                                                ----------------
                                                             $        1,554,821
                                                                ================


9.       ACCRUED LIABILITIES

         At December 31, 2000, accrued liabilities consisted of the following:

                 Consulting fees                             $          134,583
                 Interest                                               182,790
                 Provision for settlement of litigation                 700,000
                 Payroll taxes                                          252,922
                 Other                                                  164,275
                                                                ----------------
                                                             $        1,434,570
                                                                ================

10.        NOTES AND LOANS PAYABLE TO SHAREHOLDERS

          At December 31, 2000, stockholder loans and other notes payable consisted of the following:

          Stockholder/Officer  loans,  interest  free,  unsecured  and payable  on  demand  (comprised  of  $187,661,  due to  such officer from years prior to 2000, netted against advances to the  officer  of  $185,772  in the year ended  December  31,
          2000.)                                                      $    1,889

          Notes payable to various  shareholders  with interest at 12%
          per annum, unsecured and payable on demand                     240,000

          Note payable without  interest paid in January 2001 in
          connection with the Comsight purchase                           60,000

          Loans from two employees of JJT, assumed by the Company upon its acquisition of JJT. Loans bear interest at 7% per annum, payable in monthly  installments  of $990. The loans are due
          in April of 2002 and April 2004.                                52,000

          Loan from an  employee of JJT,  assumed by the Company  upon its acquisition of JJT bearing  interest at the rate charged by the employees'  credit card issuer.  Minimum  payments of
          $2,000 per month  commencing  in January 2001 are  required, with any remaining  principal  and/or interest balance to be
          paid by October 2001.                                           19,095
                                                                      ----------

                                                                    $    372,984
                                                                     ===========


11.      PREFERRED STOCK

         At December 31, 2000, Preferred Stock consisted of 5,000,000 authorized shares of which the following were issued and outstanding:

                                                                                                      Common Shares
                                                                                                       Issuable on
                                                                                      Amount            Conversion
                                                                               -----------------     -----------------
        Series A, 9% cumulative,  convertible,  redeemable; 10,000 shares
        issued and outstanding                                                      $    50,000                 2,866

        Series B, 9% cumulative, convertible,  redeemable; 412,500 shares
        issued and outstanding                                                          530,000               165,445
                                                                               -----------------     -----------------

                                                                           $            580,000               168,311
                                                                               =================     =================

         a. On January 21, 2000, the Company converted 200,000 shares of the Company's Series A 9% Convertible Cumulative Redeemable Preferred Stock with a value of $1,000,000, plus accrued dividends payable of $382,500, into an aggregate of 57,307 shares of Common Stock.

               On March 13, 2000 the Company converted 10,000 shares of the Company's Series A 9% Convertible Cumulative Redeemable Preferred Stock with a value of $50,000, plus accrued dividends payable of $20,250, into an aggregate of 2,866 shares of Common Stock.

         b. In June 2000 the Company converted all 500 shares of the Company's Series C 4% Convertible Cumulative Redeemable Preferred Stock with a value of $382,500, plus accrued dividends payable of $85,000, into an aggregate of 324,234 shares of Common Stock.


12.      ISSUANCES OF STOCK

         a. In November and December 1999, the Company entered into various subscription agreements with accredited investors for the issuance of 1,288,889 shares of Common Stock. The subscription agreements called for a total subscription amount of $3,200,00 to be paid, of which $2,400,000 was paid as of December 31, 1999. The remaining $800,000 was received during the first quarter ended March 31, 2000.

               In December 1999, in connection with the IBP, Inc. acquisition, the Company issued 1,000,000 shares of common stock to the two principals of IBP, in exchange for all of the capital stock of IBP.

         b. During the year ended December 31, 2000, the Company issued common shares for the following:

               (i)    Cash:


                    - On March 31, 2000, an aggregate of 836,000 shares of Common Stock were sold to various parties pursuant to the receipt of $5,280,000 in cash during the quarter.

                    - In May 2000 an aggregate of 133,334 shares of common stock were sold to an investor for $1,000,000.

                    - In August 2000 an aggregate of 392,827 shares of Common Stock were sold to various parties for $2,896,170, pursuant to various subscription agreements.

                    - In December 2000 the Company received $800,000 for the purchase of 800,000 shares of the Company's Common Stock, which were issued in January 2001. The Company is accounting for this stock purchase as issued and outstanding as of December 31, 2000.

                    (ii)      Exercise of Option and Warrants:

                    - During March 2000, an aggregate of 851,421 shares of Common Stock were issued upon the exchange of the Company's outstanding Class A warrants, acquired in 1995 for approximately $1,300,000 or $1.53 per share.

                    - In October, 2000 the Company issued 1,500,000 shares of Common Stock to the Company's Chairman and CEO, and 150,000 shares of Common Stock to two other employees, pursuant to the exercise of stock options at $0.01 per share, and the receipt of $16,500.

                   (iii)     Repayment of Outstanding Payables:

                    - On March 15, 2000 an aggregate of 10,500 shares of Common Stock were issued to two individuals for services previously rendered, valued at $11,000.

                    - On June 19, 2000 an aggregate of 19,500 shares of Common Stock were issued to four persons or entities in exchange for the cancellation of amounts due for services previously rendered, valued at $160,405.

                    (iv)      Acquisitions:

                    - During the year ended December 31, 2000 the Company acquired various subsidiaries and business assets, in part, through the issuance of Common Stock. A total of 319,043 shares with a valuation of $2,963,010 were issued for such acquisitions.


13.      STOCK OPTIONS AND WARRANTS

         The Company has the following options plans as of December 31, 2000:

         a.    The 1992 Employee Stock Option Plan:

               In November 1992, the Company adopted the 1992 Employee Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of options to qualified employees (including officers and directors) of the Company to purchase an aggregate of 1,000,000 shares of Common Stock. As of December 31, 2000, there are no options outstanding under this plan.

          During the year ended December 31, 2000 the Company adopted two new option plans: the 2000 Stock Incentive Plan ("2000 Plan") and the Stock Option Plan for Non-Employee Directors ("Directors Plan")

          b.   The 2000 Stock Incentive Plan:


               The 2000 Plan is administered by the Company's Stock Option Committee. Officers and other key employees of the Company or any of its subsidiaries and Company consultants and advisors are eligible to participate in the 2000 Plan. The selection of participants is within the discretion of the committee. The Company may grant options to purchase up to 8,000,000 shares of common stock under this plan, with lives ranging from a minimum of six months up to ten years from the date of grant.

               The 2000 Plan provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; and (3) stock awards, including restricted stock. Awards may be granted singly, in combination, or in tandem, as determined by the committee. If there is a lapse, expiration, termination, or cancellation of any option or right prior to the issuance of shares or the payment of the equivalent thereunder, or if shares are issued and thereafter are reacquired by the Company pursuant to rights reserved upon issuance thereof, those shares may again be used for new awards under the 2000 Plan.

               In April 2000 the Company granted 2,200,000 and 2,750,000 stock options to various officers, at an exercise price of $0.01 and $1.35 per share, respectively. In May 2000 an additional 20,000 stock options were granted to an officer at an exercise price of $7.50 per share.

         c.    The Stock Option Plan for Non-Employee Directors

               The Directors Plan is also administered by the Company's Stock Option Committee. Only non-employee directors are eligible to participate in the Director Plan. No director may participate in any decision relating exclusively to an option granted to that director. Both independent Company directors currently participate. The Company may grant options to purchase up to 500,000 shares of common stock under this plan, with lives up to ten years from the date of grant.

               The Director Plan provides for the grant of two forms of options:
               (1)  election   and  annual   stock   options  and  (2)  deferred
               compensation options. If there is a lapse, expiration, termination, or cancellation of any option or right prior to the issuance of shares or the payment of the equivalent thereunder, or if shares are issued and thereafter are reacquired by the Company pursuant to rights reserved upon issuance thereof, those shares may again be used for new awards under the Director Plan.

               The Director Plan provides that each non-employee director of the Company will be granted a non-qualified stock option to purchase 50,000 shares of Common Stock upon election or appointment to the Board of Directors (the "Election Options"). Commencing June 30,

               2000 and each June 30th thereafter, each non-employee director of the Company will be granted a non-qualified stock option to purchase 1,000 shares of Common Stock (the "Annual Options").The Director Plan also provides that each non-employee director of the Company may elect to receive during any plan year or specified portion thereof non-qualified stock options (the "Deferred Compensation Options") in lieu of all or part of the retainers and fees payable for service on the Board and the board of any Company subsidiary or any of their committees.

               During April 2000 two current as well as two prior non-employee directors were each were granted 50,000 Election Options. On June 30, 2000 two current as well as two prior non-employee directors were also granted 1,000 Annual Options.

         d. In December 2000 the Company granted warrants to an individual shareholder to purchase 2,000,000 shares of the Company's common stock at $1.00 per share. These warrants were granted in connection with an arrangement, whereby such individual would repurchase two pieces of technical equipment for which the Company had prepaid and allow the Company the interim use of one piece of such equipment. The Company has realized a non-cash charge of $7,316,400 in connection with this grant.

               In March 2001, the Company purchased the piece of equipment which it had been using from the shareholder through the issuance of 150,000 shares of the Company's stock from the exercise of 150,000 of the above warrants, without the exchange of cash.

         For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2000: (i) annual dividends of $0.00, (ii) expected volatility of 222% for the years ended December 31, 2000, (iii) risk-free interest rate of 5.7%, and
         (iv) expected option lives of five years for the years ended December 31, 2000 and 1999. The weighted average fair value of the stock options granted for the years ended December 31, 2000 was $16.40.

         The following table illustrates the Company's stock option and warrant issuances and balances outstanding during the years ended December 31, 2000 and 1999.

                                                                  OPTIONS                             WARRANTS
                                                      --------------------------------    ---------------------------------
                                                                           Weighted                            Weighted
                                                          Shares            Average           Shares            Average
                                                        Underlying         Exercise         Underlying         Exercise
                                                          Options            Price           Warrants            Price
                                                      ----------------    ------------    ---------------    --------------
         Outstanding at January 1, 1999                            -   $            -         1,109,301    $           .68

                  Granted                                          -                -                 -                  -

                  Canceled                                         -                -           (42,980)               .25

                  Exercised                                        -                -                 -                  -

                                                      ----------------    ------------    ---------------    --------------
         Outstanding at December 31, 1999
                                                                   -                -         1,066,321                .36
                  Granted                                  6,025,335             1.54         2,584,292               2.16
                  Canceled and expired                       (16,667)            7.50          (584,292)              6.13
                  Exercised                               (1,650,000)             .01          (851,421)               .44
                                                      ----------------    ------------    ---------------    --------------
         Outstanding at December 31, 2000                  4,358,668   $         2.10       2,214,900     $           1.07
                                                      ================    ============    ===============    ==============

         The following is additional information with respect to the Company's options and warrants as of December 31, 2000.

                               OPTIONS OUSTANDING                                                 OPTIONS
                                                                                                EXERCISABLE
      ----------------------------------------------------------------------------   -----------------------------------
        Exercise            Number              Weighted            Weighted            Number              Weighted
                                                Average
                                               Remaining             Average                                Average
         Price           Outstanding        Contractual Life     Exercise Price       Exercisable        Exercise Price
      -------------    -----------------    -----------------    ----------------    --------------      ---------------

 $        0.01                  650,000        8.94 years        $   0.01                 650,000         $     0.01

          1.35                2,850,000        9.02 years            1.35                       -                  -

          5.00                  552,000        9.29 years            5.00                       -                  -

          7.50                  206,668        9.29 years            7.50                       -                  -

         10.00                  100,000        9.29 years           10.00                       -                  -
                         -----------------    -----------------    ----------------    --------------      ---------------
                              4,358,668        9.18 years        $   2.10                 650,000          $    0.01
                         =================    =================    ================    ==============      ===============




                              WARRANTS OUSTANDING                                                 WARRANTS
                                                                                                EXERCISABLE
      ---------------------------------------------------------------------------    -----------------------------------
                                                Weighted
                                                Average             Weighted                                Weighted
        Exercise            Number             Remaining             Average            Number              Average
         Price           Outstanding        Contractual Life     Exercise Price       Exercisable        Exercise Price
      -------------    -----------------    -----------------    ----------------    --------------      ---------------
      $   1.74                  214,900         2 months      $       1.74                 214,900    $       1.74
          1.00                2,000,000        .98 years              1.00               2,000,000            1.00
                       -----------------    -----------------    ----------------    --------------      ---------------
                              2,214,900        .83 years      $       1.07               2,214,900  $         1.07
                       =================    =================    ================    ==============      ===============

     Had compensation cost for the Company's two option plans been determined in accordance with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                      Year Ended December 31,
                                                                              ----------------------------------------
                                                                                    2000                   1999
                                                                              ------------------     -----------------
       Net loss:                                        As reported        $       (76,133,842)   $       (1,105,327)
                                                        Pro forma          $       (79,102,359)   $       (1,105,327)

       Net loss per share:
                    Basic and diluted                   As reported        $             (8.47)   $            (0.24)
                    Basic and diluted                   Pro forma          $             (8.80)   $            (0.24)

14.  NON CASH COMPENSATION

     During the year ended December 31, 2000, the Company issued options to purchase 6,025,335 shares of common stock, to various officers, employees, and consultants to the Company. The Company has realized a total non-cash charge of $90,486,509 by taking the difference in the market price at the date of grant, and the exercise price of the options granted to these individuals. A portion of the options were granted to officers in connection with their two year employment agreements, accordingly $63,379,250 attributable to these options is being allocated over the two year life of these agreements, or $31,689,625 in each of the years ended December 31, 2000 and 2001, respectively. The Company has also recognized $27,107,259 attributable to employees and consultants in the year ended December 31, 2000. Total non cash compensation related to the grant of such options for the year ended December 31, 2000 was $58,796,884.


15.  EMPLOYMENT AGREEMENTS

     The Company has two year employment agreements with five officers, two of which commenced on November 16, 1999 and the other three which commenced on January 7, 2000. Such agreements automatically extend for additional one year periods unless either the officer or the Company elects not to renew. Annual compensation under the agreements aggregate $720,000 in the initial year and $770,000 in the second year. On April 25, 2000, the officers, pursuant to such employment agreements, were granted 2,200,000 options at $0.01 per share and 1,750,000 options at $1.35 per share, to purchase shares of the Company's common stock. In addition, three such officers are each entitled to receive 100,000 options, exercisable at $5.00 per share if the Company should obtained certain sales performance levels in any of the respective two years under such employment agreements. These options are to be granted at incremental sales performance levels. Such performance was not achieved since the commencement of the related employment agreements.

     In October 2000, in connection with the acquisition of the Comsight subsidiary, the Company entered into a three year employment agreement, with the prior owner of Comsight, at an annual salary of $160,000 per annum.

16.  INCOME TAXES

     The following is a reconciliation of income taxes and amounts computed using the U.S. Federal statutory rate and the effective tax rate.

                                                                             Years Ended December 31,
                                                                      -----------------------------------------
                                                                             2000                   1999
                                                                      ------------------     ------------------
                   Consolidated pre-tax income (loss)            $        (76,187,000)  $         (1,054,000)
                                                                     ==================     ==================
                   Benefit at Federal statutory rate             $        (26,665,000)  $           (369,000)
                   Effect of permanent differences                         23,213,000                  8,000
                   Effect of temporary differences                                  -                277,000
                   Tax benefit not recognized                               3,452,000                 84,000
                                                                     ------------------     ------------------
                   Benefit per financial statements              $                  -   $                  -
                                                                     ==================     ==================

     As of December 31, 2000, the Company had net operating loss carry forwards of approximately $19,300,000, which expire beginning in the year 2008, and ending in 2020. The resulting tax deferred asset of approximately
     $6,755,000 as of December 31, 2000, has been offset by a corresponding valuation allowance due to the uncertainty in reliably predicting future profitability of the Company. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code), which result in more than a 50 percent change in ownership.


17.      COMMITMENTS AND CONTINGENCIES

         a.    In  July  1994,  the  Company  discharged  four  officers  of its inactive Dream Factory subsidiary. The officers who were discharged commenced actions against the Company seeking damages arising out of the alleged wrongful termination of their employment. The Company settled the claims of two of the officers, and has accrued a provision of $700,000 in its financial statements related to the two remaining officers. A trial has been scheduled to begin in July, 2001.

         b. The Company was a defendant in a case brought by a shareholder in the United States District Court for the Northern District of Illinois, Eastern Division. This case involved a claim by the shareholder that the Company owed him 573,066 shares of Common Stock pursuant to an alleged conversion of a promissory note into said shares. The note, in the principal amount of $200,000, and the accrued interest thereon, are included in the Company's consolidated financial statements. On April 3, 2000, this case was dismissed for lack of jurisdiction. On April 12, 2000, the shareholder filed an action against the Company in the Circuit Court of Cook County, Illinois, asserting substantially the same claims as in the case which was dismissed. That action was dismissed on October 18, 2000. Subsequently an amended complaint was filed. Two counts remain of the amended complaint. The Company believes this action is without merit, has filed another motion to dismiss and intends to vigorously defend itself in this matter.

         c. The Company leases office facilities for it's various subsidiaries located throughout the United States and England. Rent expense for 2000 and 1999 was $396,804 and $6,789, respectively.

               Future minimum lease payments under noncancellable operating leases are as follows:

                        2001                  $             331,207
                        2002                                288,211
                        2003                                220,741
                        2004                                104,816
                        2005                                 18,810
                                                   -----------------
                                              $             963,785
                                                   =================


18.   MARKETING AGREEMENT

     In July 2000 the Company entered in a software distribution agreement with an Australian company to market and distribute the Company's products and services in primarily in Pacific Rim countries. The term of the agreement is for five years, with a non-refundable distributorship fee of $1,000,000 to be paid in various phases of the first 180 days of the agreement. As of December 31, 2000 only $125,000 of the distributorship fee was received, which was recognized as income in the year ended December 31, 2000. Of the remaining $875,000, the Company has recorded deferred revenue of $500,000, with a corresponding $500,000 included in prepaid expenses and other current assets, due to the uncertainty of collecting the remaining distributorship fee.


19.  EXTRAORDINARY GAIN - EXTINGUISHMENT OF DEBT

     In October 1999, the Company settled certain outstanding accounts payable for $15,000, resulting in an extraordinary gain of $51,132 from the extinguishment of debt.


20. SEGMENT INFORMATION

     For the year ended December 31, 2000 the Company measures operating results as a single reportable segment, which provide data compression technology and consulting services. The Company's approach is based on the way that management organizes the business within the Company for making operating decisions and assessing performance. Revenues for the year ended December 31, 2000 were derived from customers inside the United States and Australia, totaling $214,445 and $125,000, respectively.

         Long lived assets are located in the following locations:

                   United States              $          15,385,759
                   United Kingdom                           698,865
                                                   -----------------
                                              $          16,084,624
                                                   =================


21.      SUBSEQUENT EVENTS

         a. On April 9, 2001, the Company announced that the Board of Directors approved the spin-off of 30% of its wholly owned Zideo subsidiary, which will be in the form of a special stock dividend to Company shareholders. Zideo will be a licensee of Piranha's technology and will continue to provide encoding services for streaming media applications, and through its subsidiary provide digital acquisition services for universities, museums and libraries.

         b. On April 12, 2001, Zideo, Inc. entered into a binding agreement with SundayOnline.com to provide streaming video encoding services. The joint venture agreement between the parties provides SundayOnline.com with exclusive marketing rights to Zideo's streaming media and encoding services for the market segment identified as churches, seminaries, and religious ministries worldwide. SundayOnline.com has agreed to pay Zideo a one-time licensing fee of $500,000 in addition to an undisclosed profit sharing agreement on all encoding services.

         c. In January and February 2001, an aggregate of 2,535,010 shares of the Company's common stock were issued for $2,259,000 in cash, and the cancellation of various amounts due for services and notes payable.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

         PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act

     The following table sets forth the names and positions of the Company's executive officers, directors and key employees. Each director serves until the next annual meeting of the stockholders or until his/her successor is duly elected and qualified. The Company's executive officers and key employee are appointed by and serve at the discretion of the Board of Directors.

Name                       Birthday         Position


Edward W. Sample           9/19/51     Chairman, Chief Executive Officer
                                       and Director

Richard S. Berger           2/1/34     Chief Financial Officer, Secretary and
                                       Director

R. Don Ashley             12/15/53     President and Chief Operating Officer

Michael Steele             8/18/55     Chief Information Officer and Director

Carey L. Lotzer           12/11/63     Chief Science Officer

Lawrence Greybill          5/25/44     President and Chief Operating Officer,
                                       Impact Solutions, Inc.

Nathan McClintock          3/17/50     President and Chief Operating Officer,
                                       Zideo.com, Inc.

Joseph H. Sherrill, Jr.    3/27/41     Director

W. Barger Tygart           8/16/35     Director

     Mr. Sample joined the Company in December 1999 after a 29 year career with $30 billion retailer, JC Penney. Most recently Sample directed JC Penney's participation in the Massachusetts Institute of Technology "News in the Future" consortium. The News in the Future (NiF) research consortium provides a forum for the MIT Media Laboratory and member companies to explore and exploit technologies that will affect the collection and dissemination of news. Sample is credited with a number of technology "firsts" for the retailer, such as: In 1999, under Sample's direction, JC Penney unveiled the "World's First Commercial Electronic Ink Display" (USA Today, 5/3/99). Some of Mr. Sample's other notable accomplishments include: the introduction of the industry's first "web based" kiosk system; the implementation of one of the countries largest distance learning systems; the introduction of a digital imaging capture system for the retailer's enormous merchandise operation; the implementation of an international digital image transmission system for merchandise procurement, and the first commercial introduction of the Sony SEPS 2000 camera, utilizing HDTV technology, in 1992.

     Mr. Berger founded Classics International Entertainment, Inc. (now known as Piranha, Inc.) in 1992, and after making several acquisitions, took it public through an IPO in October 1993. Mr. Berger served in various executive capacities including the Company's CEO, CFO, Secretary, and Chairman of the Board until December 1999 when he reorganized the business into a technology company. Prior to 1992, Mr. Berger served as a CEO, CFO, and Chairman of the Board of several companies while preparing them for public offerings, private placements and/or reverse mergers. Some of the industries served by Mr. Berger were factoring (account receivable financing and billing for physicians and dentists), cable television, publishing, environmental (waste water treatment, contaminated soil removal), machining (NASA space shuttle program), retailing, kiosk development, design and sales, and high technology and Internet related entities.

     Mr. Ashley joined the Company in January 2000 after over 25 years experience in the entertainment industry and has achieved exceptional success as artist, technician and manager. As former president of the Texas Music Group, an entertainment content provider, Mr. Ashley worked with industry leaders,

American Airlines, McGraw Hill, Southwest Airlines and Convex Computers. Mr. Ashley was directly responsible for the design, implementation and management of the post-production services operation of the $46 million television operations facility within the 2 million square foot World Headquarters of JC Penney in Plano, Texas. Additionally, Mr. Ashley has had a celebrated career in Marketing and Communications with the $30 billion retailer. Mr. Ashley directed the technical operations team of the retail giant that managed the development and implementation of the co-op advertising system that supports JC Penney's $800 million advertising program. Mr. Ashley served as Vice President of Stonebriar Communications, Inc. a new media business operating company of JCPenney. Most recently, Mr. Ashley served as President and Chief Operating Officer of Zideo.com, Inc.

     Mr. Steele was the co-founder of IBP, Inc., a technology corporation dealing in data compression technology built upon the Linux operating system. Previously, Mr. Steele served as a Financial Planner with Texas Instruments, Financial Analyst for W.R.Grace and, since 1997, Infrastructure Building and Project Manager for Ernst and Young. Mr. Steele has done extensive work in compression software sciences and has participated in professional training in Java, metrics development and documentation, new product planning/enhancements, business plan and market development. Mr. Steele graduated from Texas Tech University, BS 1978, MS 1985. MS MIS at UTD (in progress).

     Mr. Lotzer was the co-founder of IPB, Inc., a technology corporation dealing in data compression technology built upon the Linux operating system. Mr. Lotzer has over 13 years experience in the area of distributed computing environment systems as an architect and developer and, most recently, the senior software analyst at PrimeCo PCS. Mr. Lotzer has served as Chief Information Officer of IT Staffing Solutions and has provided consulting services for companies such as Fidelity Investments, Meridian Oil, Arco Oil and Gas, MCI International, America Airlines SABRE Decision Technologies, Reliance Comm/Tec, Nations Bank, Union Pacific Resources Company, Wal-Mart Inc., NEC America, AT&T Long Distance Services, and Texas Instruments. Mr. Lotzer graduated from the University of Texas at Dallas in August 1986 with Bachelor of Science degrees in Geophysics and Analytical Mathematics and brings extensive educational and skills sets to the Company. Mr. Lotzer has had advanced professional training in; Structured Software Design Object Oriented Design Methodology; Structured Software Design; PC-Based Simulation & Mathematical Modeling; Software Standards and Code Ethics; Advanced Application and Systems Development. Mr. Lotzer has published a number of scientific papers including:

         o Fully Automatic Matched Triplet Selection Using Bernoulli's Eq.
         o Over-The-Air Activation Technologies for CDMA
         o A Java Real-Time Video/Audio CODEC with Bandwidth Auto-Sizing
         o Client / Server Software Examples with Mathematics
         o Detailed Design Description for Nexus, OTA, PRL and AKEY

     Mr. Greybill is a veteran of more than 30 years as a manager and executive in the printing and publishing industries. In his most recent position as Director of the Seven Solutions Group for Seven Worldwide, Mr. Greybill was responsible for helping to define business needs and solutions for customers as well as developing new business. Mr. Greybill was a project manager for the Associated Press for Business Development. As a project manager for AP's communications department, he started and was responsible for the implementation of AdSEND, the delivery service of digital ads to more than 1,400 sites. Mr. Greybill spent most of his career in the newspaper industry, including 14 years at the Chicago Tribune where he was associate sports editor and features editor before moving to editorial operations where he was responsible for the implementation of digital imaging technology. Mr. Greybill is a member of Graphics Communication Association planning committees for Spectrum (pre-press and production) and Primex (Print and Publishing Executives), the NAA color reproduction taskforce, the Publisher's Symposium planning committee in New York, the American National Standards Institute's TC130 committee, which deals with technical specifications for the graphics arts industry, as well as other industry and community organizations. Mr. Greybill is a graduate of Penn State.

     Mr. McClintock joins Zideo.com after most recently serving as an executive of BankLeasing.com in Dallas, Texas. BankLeasing.com, a private company, has a considerable sales and marketing organization and has an outstanding reputation and track record in the industry. Prior to BankLeasing.com, Mr. McClintock directed the nationwide Gift Certificate operation for Dallas-based retailer, JC Penney. While at Penney, Mr. McClintock was also responsible for the establishment of the retailer's in-store entertainment operation which involved high level relationships with all leading music and entertainment companies. Mr. McClintock was also responsible for source media relationships with the National

Football League, the Major League Baseball Association, the National Hockey League, the National Basketball Association, the World Soccer League and others. For a 12 year period Mr. McClintock served as the Regional Vice President of Primerica Corporation, Atlanta, Georgia where he managed a 600 person sales and marketing organization and won numerous awards for sales performance and leadership. From 1976 to 1980 Mr. McClintock served as the Chief of Staff for the Governor of Mississippi and had the distinction of being one of the youngest senior cabinet officers ever appointed in U.S. history.

     Joseph H. Sherrill, Jr. is the retired President and CEO of R.J. Reynolds Asia Pacific. He retired in December 1994 from R.J. Reynolds International after 17 years overseas as a senior executive. Mr. Sherrill last served as President and CEO of R.J. Reynolds Asia Pacific, based in Hong Kong. Previous positions included Senior Vice President of Marketing, R.J. Reynolds International; President and CEO of R.J. Reynolds Tabacos do Brazil; and President and General Manager of R.J.R. Puerto Rico. Prior experience included sales and marketing research positions in the domestic company. Since 1994, Mr. Sherrill has been active as Board Member, advisor, and investor in numerous small companies. Currently, Mr. Sherrill serves on the Board of Directors of Biocryst Pharmaceuticals, Lineshark.com and several private companies.

     W. Barger Tygart is the retired Vice Chairman of the Board, President and Chief Operating Officer of JCPenney. Mr. Tygart joined the JCPenney Company, Inc. in 1960 advancing to increased levels of responsibility in various store and district positions and in 1976 was promoted to the company's New York Office Headquarters. In 1995, Mr. Tygart was elected to the position of President, Chief Operating Officer and Vice Chairman of the Board and remained in that position until his retirement in 1998. Mr. Tygart currently serves as a member of the Board of Directors of Burlington Industries, one of the world's largest and most diversified manufacturers of softgoods for apparel and interior furnishings. Mr. Tygart also is a member of the Board of Directors of Monarch Dental and is active as a consultant in a number of Internet related companies.

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

Item 10. Executive Compensation

     The following table sets forth for the Company's  executive  officers noted
     below  all  cash  compensation  received,   being  the  total  compensation
     received, during the fiscal years ended December 31, 1998, 1999 and 2000.


                                                     SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation

                                      Annual Compensation                         Awards                   Payouts
===============================================================   =================================================  ===============
    Name and Principle    Year  Salary ($) Bonus   Other Annual   Restricted Stock  Securities Underlying   LTIP        All Other
                                                   Compensation                       Options/SARs (#)      Payouts   Compensation
         Position                            ($)        ($)         Award(s) ($)                             ($)         on ($)
===============================================================   =================================================  ===============
Edward W. Sample          1998      NA       NA         NA               NA                  NA               NA           NA
Chairman and Chief        1999    11,667      0       22,378             NA                  NA               NA           NA
Executive Officer         2000   140,000      0          0               NA               2,700,000           NA       9,265,500


Richard S. Berger         1998    8,000       0          0               NA                  NA               NA           NA
Chief Financial Officer   1999      0         0          0               NA                  NA               NA           NA
and Director              2000    16,500      0          0               NA               1,000,000           NA           NA

R. Don Ashley             1998      NA       NA         NA               NA                  NA               NA           NA
President and Chief       1999    10,000      0       10,646             NA                  NA               NA           NA
Operating Officer         2000   130,000      0          0               NA                800,000            NA           NA

Carey Lotzer              1998      NA       NA         NA               NA                  NA               NA           NA
Chief Science Officer     1999    27,500      -         NA               NA                  NA               NA           NA
                          2000   150,000      0         NA               NA                300,000            NA           NA

Michael Steele            1998      NA       NA         NA               NA                  NA               NA           NA
Chief Information Officer 1999    26,250      0         NA               NA                  NA               NA           NA
and Director              2000   150,000      0         NA               NA                300,000            NA           NA


     Mr. Sample has entered into a contract, dated January 7, 2000, with the Company which provides for his employment as Chief Executive Officer for an annual salary of $140,000. The contract provides for a two-year term which is automatically extended for additional one-year periods unless either the Company or Mr. Sample elects not to renew. Mr. Sample is entitled to participate in the Company's insurance and benefit plans on terms available to other senior executives and is reimbursed for expenses reasonably incurred in performance of his duties under the contract. Under the contract the Company became committed to issue Mr. Sample options to acquire 1,500,000 shares of Common Stock at an exercise price of $.01 per share and additional options to acquire 1,000,000 shares of Common Stock at an exercise price of $1.35 per share. The contract provides the Company with protection for its intellectual property rights and Mr. Sample has agreed not to compete with the Company during his period of employment and for a period of two years thereafter.

     Mr. Ashley has entered into a contract, dated January 7, 2000, with the Company which provides for his employment as President and Chief Operating Officer for an annual salary of $130,000. The contract provides for a two-year term which is automatically extended for additional one-year periods unless either the Company or Mr. Ashley elects not to renew. Mr. Ashley is entitled to participate in the Company's insurance and benefit plans on terms available to other senior executives and is reimbursed for expenses reasonably incurred in performance of his duties under the contract. Under the contract the Company became committed to issue Mr. Ashley options to acquire 350,000 shares of Common Stock at an exercise price of $.01 per share and additional options to acquire 350,000 shares of Common Stock at an exercise price of $1.35 per share. The contract provides the Company with protection for its intellectual property rights and Mr. Ashley has agreed not to compete with the Company during his period of employment and for a period of two years thereafter.

     Mr. Lotzer has entered into a contract, dated November 16, 1999, with the Company which provides for his employment as Chief Science Officer for an annual salary of $150,000 in the first year and $200,000 in the second year plus discretionary additional compensation if the Company reaches certain levels of gross sales. The two-year contract is automatically extended for additional one-year periods unless either the Company or Mr. Lotzer elects not to renew. Mr. Lotzer is entitled to participate in the Company's insurance and benefit plans on terms available to other senior executives and is reimbursed for expenses reasonably incurred in performance of his duties under the contract. The Company has agreed to purchase $2,500,000 worth of key man life insurance on Mr. Lotzer's life with $700,000 payable on his death to his surviving family members. Under the contract the Company became committed to issue Mr. Lotzer options to acquire 200,000 shares of Common Stock at an exercise price of $1.35 per share and 100,000 shares of Common Stock at an exercise price of $5.00 per share if certain gross sales levels are met. The contract provides the Company with protection for its intellectual property rights and Mr. Lotzer has agreed not to compete with the Company during his period of employment and for a period of two years thereafter.

     Mr. Steele has entered into a contract, dated November 17, 1999, with the Company which provides for his employment as Chief Information Officer for an annual salary of $150,000. The contract provides for a two-year term which is automatically extended for additional one-year periods unless either the Company or Mr. Steele elects not to renew. Mr. Steele is entitled to participate in the Company's insurance and benefit plans on terms available to other senior executives and is reimbursed for expenses reasonably incurred in performance of his duties under the contract. The Company has agreed to purchase $2,500,000 worth of key man life insurance on Mr. Steele's life with $700,000 payable on his death to his surviving family members. Under the contract the Company became committed to issue Mr. Steele options to acquire 200,000 shares of Common Stock at an exercise price of $1.35 per share and 100,000 shares of Common Stock at an exercise price of $5.00 per share if certain gross sales levels are met. The contract provides the Company with protection for its intellectual property rights and Mr. Steele has agreed not to compete with the Company during his period of employment and for a period of two years thereafter.

     For the year 2001, as was the case in the year 2000, each Company director will receive $3,000 for each director's meeting attended in person and $300 for each director meeting attended by telephone conference call as well as reasonable hotel, airfare and miscellaneous expenses with a per diem meal allowance of $50. During the fiscal year ended December 31, 1999 and 1998 no such fees were paid.

         Option/SAR Grants in Last Fiscal Year
         (Individual Grants)

Stock Option Grants

The following table sets forth for the Company's executive officers noted below certain information regarding stock options granted during the year ended December 31, 2000.


                                                    Option/SAR Grants in Last Fiscal Year
====================================================================================================================================

                                                            Individual Grants (1)
====================================================================================================================================

Name                       Number of Securities Underlying   % of Total Options/SARs Granted to   Exercise or Base Price  Expiration
                              Options/SARs Granted (#)             Employees in Fiscal Year                ($/Sh)            Date

====================================================================================================================================

Edward W. Sample                 1,000,000                                15.5                           1.35              1/08/10
Chairman and Chief               1,500,000                                23.2                            .01             12/07/09
Executive Officer                  200,000                                 3.1                           5.00 (2)          4/25/10


Richard S. Berger
Chief Financial Officer and      1,000,000                                15.5                           1.35             12/07/10
Director

R. Don Ashley                      350,000                                 5.4                           1.35              1/08/10
President and Chief                350,000                                 5.4                            .01             12/07/09
Operating Officer                  100,000                                 1.5                           5.00 (2)          4/25/10

Carey Lotzer                       200,000                                 3.1                           1.35             11/17/04
Chief Science Officer              100,000                                 1.5                           5.00 (2)          4/25/10

Michael Steele                     200,000                                 3.1                           1.35             11/17/04
Chief Information Officer and      100,000                                 1.5                           5.00 (2)          4/25/10
Director
====================================================================================================================================

(1) The market price per share on the grant date for all options was $16.625.

(2) Represents options which were based upon performance criteria for the year 2000. The critiera were not met and the options lapsed.

The following table sets forth for the Company's executive officers noted below certain information regarding stock options exercised during the year ended December 31, 2000.

====================================================================================================================================
                           Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

====================================================================================================================================
           Name               Shares      Value Realized      Number of Securities Underlying      Value of Unexercised In-the Money
                            Acquired on                      Unexercised Options/SARs at FY-End          Options/SARs at FY-End
                            Exercise #)        ($)             Exercisable/Unexercisable (#)         Exercisable/Unexercisable ($)
====================================================================================================================================
Edward W. Sample            1,500,000     9,265,500 (1)                1,000,000 / 0                       1,618,000 / 0 (2)
Chairman and Chief
Executive Officer

Richard S. Berger
Chief Financial Officer          0              NA                     1,000,000 / 0                       1,618,000 / 0 (2)
and Director


R. Don Ashley
President and Chief              0              NA                       700,000 / 0                       1,601,600 / 0 (3)
Operating Officer


Carey Lotzer                     0              NA                       200,000 / 0                         323,600 / 0 (2)
Chief Science Officer


Michael Steele                   0              NA                       200,000 / 0                         323,600 / 0 (2)
Chief Information Officer
and Director
====================================================================================================================================

(1) Value realized equals the difference between the fair market value of shares of Company Common Stock on the date of exercise, October 25, 2000, such market value being $6.187, and $.01 times the number of shares exercised, being 1,500,000.

(2) Value of unexercised options equals the difference between the fair market value of shares of Company Common Stock on December 31, 2000, such market value being $2.968, and $1.35 times the number of shares subject to option, being 1,000,000 each for Sample and Berger, and 200,000 each for Lotzer and Steele.

(3) Value of unexercised options equals the difference between the fair market value of shares of Company Common Stock on December 31, 2000, such market value being $2.968, and $1.35 times the number of shares subject to such option, being 350,000 plus the difference between the fair market value of shares of Company Common Stock on December 31, 2000, such market value being $2.968, and $0.01 times the number of shares subject to such option, being an additional 350,000.

The 2000 Stock Incentive Plan

     The 2000 Plan is administered by the Company's Stock Option Committee, currently comprised of Messrs. Tygart and Sherrill. Officers and other key employees of the Company or any of its subsidiaries and Company consultants and advisors are eligible to participate in the 2000 Plan. The selection of participants is within the discretion of the committee. There are approximately forty-five employees and others who are eligible to participate in the 2000 Plan.

     The 2000 Plan provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; and (3) stock awards, including restricted stock. Awards may be granted singly, in combination, or in tandem, as determined by the committee. If there is a lapse, expiration, termination, or cancellation of any option or right prior to the issuance of shares or the payment of the equivalent thereunder, or if shares are issued and thereafter are reacquired by the Company pursuant to rights reserved upon issuance thereof, those shares may again be used for new awards under the 2000 Plan.

     During April 2000 non-qualified stock options were granted to the following executive officers of the Company in the amounts noted: Mr. Sample - 2,700,000; Mr. Berger - 1,000,000, Mr. Ashley - 800,000, Mr. Steele - 300,000 and Mr.
Lotzer - 300,000.

The Stock Option Plan for Non-Employee Directors

     The  Director  Plan is also  administered  by the  Company's  Stock  Option
Committee.  Only  non-employee  directors  are  eligible to  participate  in the

Director Plan. No director may participate in any decision relating exclusively to an option granted to that director. Both independent Company directors currently participate.

     The Director Plan provides for the grant of two forms of options: (1) election and annual stock options and (2) deferred compensation options. If there is a lapse, expiration, termination, or cancellation of any option or right prior to the issuance of shares or the payment of the equivalent thereunder, or if shares are issued and thereafter are reacquired by the Company pursuant to rights reserved upon issuance thereof, those shares may again be used for new awards under the Director Plan.

     The Director Plan provides that each non-employee director of the Company will be granted a non-qualified stock option to purchase 50,000 shares of Common Stock upon election or appointment to the Board of Directors (the "Election Options"). Commencing June 30, 2000 and each June 30th thereafter, each non-employee director of the Company will be granted a non-qualified stock option to purchase 1,000 shares of Common Stock (the "Annual Options"). The Director Plan also provides that each non-employee director of the Company may elect to receive during any plan year or specified portion thereof non-qualified stock options (the "Deferred Compensation Options") in lieu of all or part of the retainers and fees payable for service on the Board and the board of any Company subsidiary or any of their committees.

     During April 2000, Messrs. Sherrill and Tygart (as well as two prior non-employee directors) each were granted 50,000 Election Options. On June 30, 2000 Messrs. Sherrill and Tygart (as well as a prior non-employee director) were also granted 1,000 Annual Options.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 2001 with respect to (1) each person known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock, (2) of each director and executive officer and (3) all directors and executive officers as a group. Except as shown below the address for each such person is the Company's principal executive office. All shares reflected below are owned of record and beneficially by the named person or group and each such person or group has sole investment power with respect to all such shares.

=====================================================================================================================
                   Name and                               Amount and                     Percent of Class
          Address of Beneficial Owner           Nature of Beneficial Owner (1)
=====================================================================================================================
Edward W. Sample                                        1,392,600 (2)                           9.5

Richard S. Berger                                       2,509,062 (3)                          17.0

R. Don Ashley                                             525,000 (4)                           3.6

Carey Lotzer                                              760,000 (5)                           5.2

Michael Steele                                            336,000 (5)                           2.3

Joseph J. Sherrill, Jr.                                   376,000 (6)                           2.5

W. Barger Tygart                                           51,000 (4)                            .3

FAI General Insurance
Company Ltd.
Level 42, So. Bridge Street                                 853,041                             5.8
Sydney NSW 2000 Australia
                                                       =============                           ====
All executive officers and                                6,802,703                            46.2
directors as a group
(seven persons)
=====================================================================================================================

(1) The numbers and percentages shown include the shares of Common Stock actually owned as of March 31, 2001 and the shares of Common Stock that the person or group had the right to acquire within 60 days of March 31, 2001. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of March 31, 2001 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(2) Includes 500,000 shares represented by stock options exercisable within 60 days of March 31, 2001.
(3) Includes 1,000,000 shares represented by stock options exercisable within 60 days of March 31. Number shown excludes shares owned by spouse as to which beneficial ownership is disclaimed.

(4) All shares are represented by stock options exercisable within 60 days of March 31, 2001. (5) Includes 100,000 shares represented by stock options exercisable within 60 days of March 31, 2001. (6) Of these shares, 51,000 are represented by stock options exercisable within 60 days of March 31, 2001. Number shown excludes 10,000 shares owned by spouse as to which beneficial ownership is disclaimed.

Item 12. Certain Relationships and Related Transactions

     Starting in 1994, Richard S. Berger, an officer and director of the Company, deposited into escrow approximately 630,000 shares of Common Stock in connection with a lawsuit ("Lawsuit") in which the Company, along with Mr. Berger by virtue of then being Chairman of the Board, were named defendants. These shares of Common Stock remain escrowed.

     At June 30, 2000, Mr. Berger was obligated to repay the Company an aggregate indebtedness equal to $675,000 as a result of borrowings during the month of June, of which $200,000 was repaid prior to December 31, 2000. In April 2001, the Board agreed to convert the remaining indebtedness into a note receivable payable on or before December 31, 2001 with interest at 10% per annum (retroactive to June 2000). The note will be collateralized by an additional 475,000 of Mr. Berger's shares of Common Stock.

     In addition, while the Company is legally obligated to fully indemnify Mr. Berger in respect of the Lawsuit, such indemnification may, at the sole option of the Company, be reduced by the amount of principal and interest, if any, remaining outstanding at December 31, 2001 under the note receivable. Mr. Berger has thus agreed to waive and release in part the Company from its full indemnification obligations.

     In December 1999, the Company acquired all of the capital stock of Zideo.com, Inc. for cash in the aggregate amount of $750,000. A portion of the purchase price was used to pay back salaries due, inter alia, Messrs. Sample, Ashley and Greybill. In connection with this acquisition Messrs. Sample, Ashley and Greybill also entered into employment contract with the Company as described elsewhere herein.

     In December 1999, the Company acquired all of the capital stock of IBP, Inc., a privately-held corporation owned by Messrs. Steele and Lotzer in exchange for 1,000,000 shares of Company Common Stock. In connection with the acquisition Messrs. Lotzer and Steele also entered into employment agreements with the Company as described elsewhere herein.

     In March 2000, the Company purchased all ordinary shares of Online Marketing (UK) Ltd. from Messrs. Fairnington and Sherrill and others in exchange for 55,556 shares of Company Common Stock. Mr. Sherrill is a director of the Company.

     In October 2000, the Company purchased all of the outstanding shares of Comsight Imaging, Inc. and acquired the services of Dr. Xiaolin Wu. The Company entered into a three-year employment contract with Dr. Wu as Director of Research and Development.

     In November 2000, the Company acquired the business and assets of JJT, Inc. The primary purpose of this acquisition was to obtain the imaging technology of JJT, Inc. and the services of Mr. John R. Stokes.

All persons referred to above also received stock options.

         PART IV

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number                                                Description
--------------                                                -----------

3.1. Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form SB-2, File No. 33-62762).

3.2.      Amendment  to   Certificate   of   Incorporation   of  the  Registrant
          (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K, filed March 15, 2000).

3.3. Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Form SB-2, File No. 33-62762).

10.1. Merger Agreement with IBP and Classics Acquisition Corp. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed March 15, 2000).

10.2. Acquisition of Zideo.com, Inc. (incorporated by reference to the Registrant's Schedule 14C filed February 9, 2000).

10.3. The Piranha, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Registrant's Schedule 14C Appendix filed May 4, 2000).

10.4. The Piranha, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to the Registrant's Schedule 14C Appendix filed May 4, 2000).

10.5.     Employment Contract for Edward W. Sample (incorporated by reference to
          Exhibit  10.5  of  the  Registrant's   Form  SB-2,   Registration  No.
          333-41042).

10.6.     Employment  Contract for R. Don Ashley  (incorporated  by reference to
          Exhibit  10.6  of  the  Registrant's   Form  SB-2,   Registration  No.
          333-41042).

10.7.     Employment  Contract  for Carey Lotzer  (incorporated  by reference to
          Exhibit  10.7  of  the  Registrant's   Form  SB-2,   Registration  No.
          333-41042).

10.8.     Employment  Contract for Michael Steele  (incorporated by reference to
          Exhibit  10.8  of  the  Registrant's   Form  SB-2,   Registration  No.
          333-41042).

10.9.     Employment  Contract for Larry Greybill  (incorporated by reference to
          Exhibit  10.9  of  the  Registrant's   Form  SB-2,   Registration  No.
          333-41042).

10.10 Lease Agreement for 2425 N. Central Expressway, Richardson, Texas (incorporated by reference to Exhibit 10.10 of the Registrant's Form SB-2, Registration No. 333-41042).

10.11 Lease Agreement for 33 N. LaSalle, Chicago, Illinois (incorporated by reference to Exhibit 10.11 of the Registrant's Form SB-2, Registration No. 333-41042).

10.12     Lease  Agreement  for  4400  Route  9  South,   Freehold,  New  Jersey
          (incorporated by reference to Exhibit 10.12 of the Registrant's Form SB-2, Registration No. 333-41042).

10.13 Lease Agreement for 5250 Northland Drive, Grand Rapids, Michigan (incorporated by reference to Exhibit 10.13 of the Registrant's Form SB-2, Registration No. 333-41042).

10.14 Lease Agreement for 23 Jacob Street, London, England (incorporated by reference to Exhibit 10.14 of the Registrant's Form SB-2, Registration No. 333-41042).

10.15     Lease  Agreement  for  6060  N.  Central  Expressway,   Dallas,  Texas
          (incorporated by reference to Exhibit 10.15 of the Registrant's Form SB-2, Registration No. 333-41042).

10.16 Agreement by and among Piranha, Inc., Xiaolin Wu, Howard Wu, Linlin Zhao and Comsight Imaging Inc. dated September 26, 2000(incorporated by reference to Exhibit 10.16 of the Registrant's Form SB-2, Registration No. 333-51860).

10.17.    Employment  Contract  for Xiaolin Wu  (incorporated  by  reference  to
          Exhibit  10.17  of  the  Registrant's  Form  SB-2,   Registration  No.
          333-51860).

10.18 Agreement and Plan of Reorganization By and Between Piranha, Inc. and JJT, Inc. dated November 1, 2000 (incorporated by reference to Exhibit
          10.18 of the Registrant's Form SB-2, Registration No. 333-51860).

21.1      Subsidiaries of the Registrant.

Reports on Form 8-K

A report on Form 8-K was filed on October 27, 2000, and reported that on October 10 and October 11, 2000, Edward Sample, the Company's CEO purchased 13,000 shares of the Company's Common Stock on the open market for an aggregate consideration of $88,281.25

A report on Form 8-K was filed on November 30, 2000, and reported that on November 22, 2000, Arthur R. Tauder, an outside director, resigned from the Board of Directors.

A report on Form 8-K was filed on December 26, 2000, and reported that on December 14, 2000, the Company voluntarily withdrew its application for listing with NASDAQ.

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

                                                              PIRANHA, INC.

Signature                                   Title



/s/ Edward W. Sample        Chairman of the Board and Chief Executive Officer
--------------------

Edward W. Sample            (Principal Executive Officer)


/s/ Richard S. Berger       Chief Financial Officer, Secretary and Director
---------------------

Richard S. Berger           (Principal Financial and Accounting Officer)


/s/ Michael Steele          Director
---------------------
Michael Steele


/s/ Joseph H. Sherrill, Jr. Director
---------------------
Joseph H. Sherrill, Jr.

/s/ W. Barger Tygart        Director
---------------------
W. Barger Tygart


Dated: MAY 15, 2001