Form 10QSB
period 2001-03-31
PIRANHA INC
filed 2001-05-31
CIK 894789

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 +---+    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 | X |    EXCHANGE ACT OF 1934 [FEE REQUIRED]
 +---+

                 For the quarterly period ended March 31, 2001
                                                ---------------

 +---+
 |   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 +---+   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to _______________

                           Commission File No. 0-20190

                                  PIRANHA, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             36-3859518
---------                                                   --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

         2425 N. Central Expressway, Suite 480, Richardson, Texas 75080
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (972) 739-0373
                          Registrant's telephone number

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2001, 14,722,909 shares of Common Stock, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    INDEX TO QUARTERLY REPORT ON FORM - 10QSB



                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    Balance Sheet                                              3

                    Statements of Operations                                   4

                    Statements of Cash Flows                                   5

                    Notes to Financial Statements                          6 - 7

Item 2.  Management's Discussion and Analysis or Plan of Operation         8 - 9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities                                                10

Item 3   Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11


SIGNATURE                                                                     12


This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties, including those risks discussed in the section entitled "Item 6, Management's Discussion and Analysis or Plan of
Operations" and elsewhere in the Quarterly Report on Form 10-QSB. The actual results that the Company achieves may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "future," "intends," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

PART I            FINANCIAL INFORMATION

Item 1.  Financial Statements

See attached financial statements.

                                 PIRANHA, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001

                                   (Unaudited)

 ASSETS

CURRENT ASSETS:
      Cash                                                  $            12,328
      Accounts receivable                                                79,002
      Shareholder receivable                                            493,059
      Prepaid expenses and other current assets                         704,492
                                                               -----------------

          TOTAL CURRENT ASSETS                                        1,288,881

PROPERTY AND EQUIPMENT                                                1,685,654

INTANGIBLES (net of $15,357 of accumulated amortization)             11,762,202

GOODWILL (net of $236,939 of accumulated amortization)                2,727,468
                                                               -----------------
                                                            $        17,464,205
                                                               =================


           LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
      Accounts payable                                      $         1,198,731
      Dividends payable                                                 230,663
      Accrued liabilities                                             1,733,249
      Deferred revenue                                                  500,000
      Due to shareholders                                               264,179
                                                               -----------------
          TOTAL CURRENT LIABILITIES                                   3,926,822
                                                               -----------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock                                                   580,000
      Common stock, $.001 par  value; 100,000,000 shares
          authorized; 14,722,920 shares issued and outstanding           14,722
      Additional paid-in capital                                    118,119,073
      Stock subscription receivable                                     (44,500)
      Accumulated deficit                                          (105,128,509)
      Cumulative translation adjustment                                  (3,403)
                                                               -----------------
          TOTAL STOCKHOLDERS' EQUITY                                 13,537,383
                                                               -----------------
                                                            $        17,464,205
                                                               =================




                See notes to consolidated financial statements.

                                PIRANHA, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)


                                                                                        Three Months Ended March 31
                                                                                   --------------------------------------
                                                                                         2001                 2000
                                                                                   -----------------    -----------------

REVENUES                                                                       $            188,026 $                  -
                                                                                   -----------------    -----------------

COSTS AND EXPENSES:
     General and administrative                                                           2,919,338            1,135,888
          (exclusive of $7,922,928 of non-cash
          compensation and fees reported below)
     Non cash compensation and fees                                                       7,922,928                    -
     Depreciation and amortization                                                          159,940               15,057
                                                                                   -----------------    -----------------
          TOTAL COSTS AND EXPENSES                                                       11,002,206            1,150,945
                                                                                   -----------------    -----------------

LOSS FROM OPERATIONS                                                                    (10,814,180)          (1,150,945)

OTHER INCOME (EXPENSES)
     Interest income                                                                         35,625                    -
     Interest expense - net                                                                 (10,584)             (11,320)
     Loss on investments                                                                     (3,944)                   -
                                                                                   -----------------    -----------------
          TOTAL OTHER INCOME (EXPENSES)                                                      21,097              (11,320)
                                                                                   -----------------    -----------------
NET LOSS                                                                                (10,793,083)          (1,162,265)

PREFERRED STOCK DIVIDENDS                                                                   (13,050)             (18,450)
                                                                                   -----------------    -----------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                     $        (10,806,133)$         (1,180,715)
                                                                                   =================    =================

Net loss per common share - Basic and Diluted                                  $              (0.78) $             (0.17)
                                                                                   =================    =================
Weighted average common shares outstanding                                               13,785,517            6,863,868
                                                                                   =================    =================








                 See notes to consolidated financial statements.

                                 PIRANHA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                             Three Months Ended March 31
                                                                                           --------------------------------
                                                                                               2001              2000
                                                                                           --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $    (10,793,083)   $   (1,162,265)

    Adjustments to reconcile net loss to net cash used in operations:
          Depreciation                                                                            81,336            15,057
          Amortization                                                                            78,604                 -
          Settlement of debts                                                                     93,523                 -
          Stock issued for services                                                              116,822
          Non cash compensation and fees                                                       7,922,928                 -
    Changes in assets and liabilities:
       Accounts receivable                                                                        (3,260)                -
       Prepaid expense and other assets                                                          (48,125)            1,025
       Accounts payable and accrued expenses                                                     368,105          (201,844)
                                                                                           --------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                                         (2,183,150)       (1,348,027)
                                                                                           --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of (investment in) securities                                                            20,000        (1,121,545)
    Loan to stockholder                                                                          (18,059)                -
    Purchase of property and equipment                                                           (62,169)         (252,470)
    Acquisition of business unit                                                                       -           (17,513)
                                                                                           --------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES:                                                           (60,228)       (1,391,528)
                                                                                           --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Collection of stock subscription receivable                                                        -           800,000
    Repayment of stockholder loans and notes payable                                             (68,805)         (400,000)
    Proceeds from sale of stock and exercise of options and warrants                           2,316,375         5,280,000
                                                                                           --------------   ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                                     2,247,570         5,680,000
                                                                                           --------------   ---------------
NET INCREASE  IN CASH                                                                              4,192         2,940,445

CASH AT BEGINNING OF YEAR                                                                          8,136           333,879
                                                                                           --------------   ---------------
  CASH AT END OF PERIOD                                                                   $         12,328    $    3,274,324
                                                                                           ==============   ===============







               See notes to the consolidated financial statements.

                         PIRANHA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)

NOTE 1 - THE COMPANY

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


NOTE 2 - BASIS OF PRESENTATION:

These unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of the results attainable for a full fiscal year.

These statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses, and had a working capital deficiency of approximately $2,638,000 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include, raising additional working capital through equity or debt financing and ultimately achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - ISSUANCES OF STOCK

The following issuances of Common Stock occurred during the quarter ended March 31, 2001:

a. An aggregate of 34,138 additional shares of Common Stock were issued in connection with the Company's acquisition of JJT, inc. and Comsight Imaging, Inc. in the year ended December 31, 2000. The Company recorded an additional valuation of $38,470 relayed to the JJT, Inc. purchase.

b. An aggregate of 2,259,000 shares of Common Stock were sold for $2,259,000 in cash.

c. An aggregate of 178,572 shares of Common Stock were issued in exchange for cancellation of various debt, notes payable and accrued interest of $191,076. The Company has realized a loss of $93,523 in connection with the cancellation of this debt.

d. An aggregate of 73,300 shares of Common Stock were issued for services of $116,822.

e.   An aggregate of 85,423  shares of Common Stock were issued   upon  exercise
     of options and warrants for $57,375 in cash.


NOTE 4 - NON CASH COMPENSATION

During the year ended December 31, 2000, the Company issued options to purchase shares of common stock, to various officers in connection with their two year employment agreements. Of the $63,379,250 non-cash compensation attributable to these options, $31,689,625 was recognized in the year ended December 31, 2000, $7,922,928 was recognized in the quarter ended March 31, 2001, and the remaining $23,766,697, will be realized ratably in during the remainder of the year ending December 31, 2001.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

     On April 9, 2001, the Company announced that the Board of Directors approved the spin-off of its wholly-owned Zideo subsidiary. On May 25, 2001, the Company announced its intention to initiate the sale of its wholly-owned subsidiary, Impact Solutions, Inc. The spin off of Zideo, Inc. and the sale of Impact Solutions, Inc., will significantly reduce the workforce required to maintain Piranha's operations. Upon completion of the foregoing, Piranha will focus its efforts entirely on research and development of its science and related technologies.

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

Liquidity and Capital Resources

     As of March 31, 2001, the Company had cash of $12,328 and a working capital deficiency of $2,637,941.

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

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties, including the risks discussed in this section and elsewhere in the Quarterly Report on Form 10-QSB. The actual results that the Company achieves may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Word such as "believes," "anticipates," "expects," "future," "intends," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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


Item 2.  Changes in Securities

     During the period covered by this Report an aggregate of 2,545,010 shares of Company Common Stock were offered and sold without registration under the Securities Act of 1933, as amended ("Act"), as not involving any public offering in reliance upon the exemption from registration contained in Section 4(2) of the Act.

     In January 2001, 10,000 shares of Common Stock were issued to a stockholder of Comsight Imaging Inc. in connection with the Company's acquisition of this company.

     In January and February 2001, an aggregate of 2,259,000 shares of Common Stock were sold to twenty eight persons or entities for $2,259,000 in cash.

     An aggregate of 73,300 shares of Common Stock were issued for services of $116,822.

     The Company issued an additional 24,138 shares of Common Stock in connection with the acquisition of JJT, Inc. in November 2000. The Company has valued these additional shares at $38,470.

     An aggregate of 178,572 shares of Common Stock were issued in exchange for cancellation of various debt, notes payable and accrued interest of $191,076.

     In January and February 2001, an aggregate of 22,923 shares of Common Stock were issued to an individual upon exercise of warrants for $40,000 in cash.

     In January and February 2001, an aggregate of 62,500 shares of Common
Stock were issued to an individual upon exercise of options for $17,375 in cash.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable. No matters were submitted to a vote of the Company's security-holders in the first quarter.

Item 5.  Other Information

     On May 17, 2001, the Company announced the appointment of Larry E. Greybill as Chief Executive Officer. Greybill also was been appointed to the Piranha, Inc. Board of Directors. The Company also announced that Richard S. Berger stepped down as Chief Financial Officer, but will continue as a member of the Board of Directors. He will serve in a consulting role for mergers, acquisitions and funding activities, while Director Michael Steele, who is also the Company's Chief Information Officer and a former Ernst & Young employee, will serve as interim CFO.

     In addition, on May 17, 2001, two members of the Board of Directors, Barger Tygart and Joseph Sherrill, resigned. Mr. Tygart noted that he was reducing his Board activities because of his heavy workload on a few remaining boards. Mr. Sherrill noted that his other business interests and travel schedule would interfere with increased time commitments to the Piranha board.

Item 6. Exhibits and Reports on Form 8-K

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

3.3. Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Form SB-2, File No. 33-62762).


Reports on Form 8-K:
-------------------

         No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PIRANHA, INC.

Dated: May 31, 2001                           /s/ Edward W. Sample
                                                  --------------------
                                                  Edward W. Sample
                                                  Chairman of the Board and
                                                  Chief Executive Officer